Form 10-Q
period 1995-03-31
REAL EQUITY PARTNERS
filed 1995-05-18
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 2-82765

                              REAL EQUITY PARTNERS

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3784125

                      9090 Wilshire Boulevard, Suite 201,
                            Beverly Hills, CA  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ---       ---

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                    Balance Sheets, March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . 1

                    Statements of Operations,
                          Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . 2

                    Statement of Partners' Equity,
                          Three Months Ended March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . 3

                    Statements of Cash Flows,
                          Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . 4

                    Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

      Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                            1995                    1994
                                                                         (Unaudited)             (Audited)
                                                                        ------------           -------------
RENTAL PROPERTY, at cost
    Land                                                                $  7,077,565            $  7,077,565
    Buildings                                                             26,949,118              26,949,118
    Furniture and equipment                                                4,034,243               4,034,243
                                                                        ------------            ------------
                                                                          38,060,926              38,060,926
    Less accumulated depreciation                                        (13,814,700)            (13,587,088)
                                                                        ------------            ------------
                                                                          24,246,226              24,473,838
                                                                        ------------            ------------

CASH AND CASH EQUIVALENTS                                                  1,170,357               1,195,937
                                                                        ------------            ------------

OTHER ASSETS:
    Due from affiliated rental agent                                         820,056                 703,125
    Other receivables and prepaid expenses                                   286,050                 295,129
                                                                        ------------            ------------
                                                                           1,106,106                 998,254
                                                                        ------------            ------------
                                                                        $ 26,522,689            $ 26,668,029
                                                                        ============            ============


                                         LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
    Mortgage notes payable                                              $ 17,878,661            $ 17,959,940
    Accrued fees and expenses due general partner                            619,582                 609,195
    Accounts payable and accrued expenses                                  1,055,465               1,069,300
    Tenant security deposits                                                 279,359                 279,359
                                                                        ------------            ------------
                                                                          19,833,067              19,917,794

PARTNERS' EQUITY                                                           6,689,622               6,750,235
                                                                        ------------            ------------
                                                                        $ 26,522,689            $ 26,668,029
                                                                        ============            ============





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                              Three months             Three months
                                                                                  ended                    ended
                                                                             March 31, 1995           March 31, 1994
                                                                             --------------           --------------
RENTAL OPERATIONS
Revenues
  Rental income                                                                $1,334,267                $1,309,320
  Other                                                                            64,135                    57,110
                                                                               ----------                ----------
                                                                                1,398,402                 1,366,430
                                                                               ----------                ----------
Expenses
  Operating expenses                                                              612,832                   599,730
  Depreciation                                                                    227,613                   227,391
  General and administrative                                                       57,763                    55,484
  Management fees                                                                  73,467                    75,061
  Interest expense                                                                448,215                   386,012
  Provision for earthquake damage                                                    -                         -
                                                                               ----------                ----------
                                                                                1,419,890                 1,343,678
                                                                               ----------                ----------
Income (loss) from rental operations                                              (21,488)                   22,752
                                                                               ----------                ----------

PARTNERSHIP OPERATIONS
Interest income                                                                     4,912                     4,979
                                                                               ----------                ----------

Expenses
  Interest expense                                                                 10,387                    49,743
  General and administrative                                                       21,527                    37,284
  Professional fees                                                                12,123                    16,877
                                                                               ----------                ----------
                                                                                   44,037                   103,904
                                                                               ----------                ----------
Loss from partnership operations                                                  (39,125)                  (98,925)
                                                                               ----------                ----------
Net loss                                                                       $  (60,613)               $  (76,173)
                                                                               ==========                ==========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)


                                                  General               Limited
                                                  Partners              Partners              Total
                                                  --------            -----------           ----------
PARTNERSHIP INTERESTS,
   March 31, 1995                                         1               30,000                30,001
                                                  =========           ==========            ==========

BALANCE (DEFICIENCY),
   at January 1, 1995                             $(717,075)          $7,467,310            $6,750,235

Net loss for the three months
   ended March 31, 1995                                (606)             (60,007)             (60,613)
                                                  ---------           ----------            ---------

BALANCE (DEFICIENCY),
   at March 31, 1995                              $(717,681)          $7,407,303            $6,689,622
                                                  =========           ==========            ==========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                             1995                1994
                                                                         -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $  (60,613)         $   (76,173)
   Adjustment to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
   Depreciation                                                              227,613              227,391
       Increase) decrease in:
       Other receivables and prepaid expenses                                  9,079             (186,454)
       Due from rental agent                                                (116,931)             365,904
   Increase (decrease) in:
       Accrued fees and expenses due general partners                         10,387           (2,260,654)
       Accounts payable and accrued expenses                                 (13,835)             (17,615)
                                                                          ----------          -----------

         Net cash provided by (used in) operating activities                  55,700           (1,947,601)
                                                                          ----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                    -                (150,000)
   Principal payments on mortgage notes payable                              (81,280)             (35,224)
   Proceeds from mortgage notes payable                                         -               5,785,000
   Payments of mortgage notes payable                                           -              (3,096,178)
                                                                          ----------          -----------

         Net cash provided by (used in) financing activities                 (81,280)           2,503,598
                                                                          ----------          -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (25,580)             555,997

CASH AND CASH EQUIVALENTS, at beginning of period                          1,195,937              736,699
                                                                          ----------          -----------

CASH AND CASH EQUIVALENTS, at end of period                               $1,170,357          $ 1,292,696
                                                                          ==========          ===========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information as of December 31, 1994 and the following notes to the financial statements are condensed from the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1994 filed by Real Equity Partners (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

       In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1995, and the results of operations and changes in cash flow for the three months then ended.

       RENTAL PROPERTY AND DEPRECIATION

       Rental property is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the buildings and equipment.

       On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. Included in liabilities at March 31, 1995 is approximately $633,300 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in the period ended December 31, 1994, since they did not extend the useful life of the properties.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and bank certificates of deposit.

NOTE 2 - MORTGAGE NOTES PAYABLE

       Mortgage notes payable consist of the following:

       a. Conventional mortgage notes bearing interest at rates ranging from 8% to 10.375% per annum, payable in monthly installments ranging from $11,710 to $44,300 per month and having maturity dates from February 1996 to March 2001.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 2 - MORTGAGE NOTES PAYABLE (CONTINUED)

       b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013.

       The mortgage notes are secured by deeds of trust on the rental properties.

NOTE 3 - INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

       The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections. Management fees charged to operations under this agreement were approximately $73,500 and $75,000 for the three months ended March 31, 1995 and 1994, respectively.

       An affiliate of the corporate general partner repaired certain of the earthquake damage at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $733,000 through March 31, 1995.

       Under the terms of the Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership is obligated to the corporate general partner for a deferred acquisition fee. This fee is for services rendered in connection with the selection, purchase, acquisition, development, and management of the Partnership and monitoring the operations of the properties. Distribution of any part of this fee shall be subordinated to receipt by each Limited Partner of an amount equal to a cumulative non- compounded 6 percent annual distribution with respect to the adjusted capital value (as defined in the Partnership Agreement). The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of the investment in properties plus any proceeds from sale or refinancing of the properties. The deferred acquisition fee shall be an amount which, when present valued at 8 percent from certain dates as defined in the Partnership Agreement, equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of deferred acquisition fees will be made from net cash from operations and net proceeds from sale or refinancing for a maximum of 15 years, or until the above limit is met.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

       The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of March 31, 1995 was approximately $600,000.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO of $2,676 was paid and included in the Partnership's operating expenses in the three months ended March 31, 1995.

NOTE 5 - GENERAL PARTNER LITIGATION

       The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, these claims will not result in any material liability to the Partnership.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

       CAPITAL RESOURCES AND LIQUIDITY

       The Partnership was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate. The seven buildings owned by the Partnership were acquired at various dates during 1984 and 1985.

       The Partnership's primary source of funds are income from rental operations and interest income earned on cash reserves.

       Distributions of net cash from operations were normally intended to be made to the Limited Partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. The distributions for February, May and August, 1994, in the amount of $150,000 each were made to the Limited Partners. The November 1994 distribution to the limited partners was not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1995 Northridge earthquake. The Partnership will resume distributions to the limited partners once sufficient funds are in cash reserves to repair such earthquake damage.

       On March 18, 1994, the mortgages on Warner Willows I and II were refinanced with nonrecourse loans in the amounts of $2,925,000 and $2,860,000, respectively, bearing interest at an initial interest rate of 8 percent per annum. The mortgages are due March 1, 2001. In 1994, the Partnership received a combined total of approximately $2,266,000 in excess financing proceeds. The excess proceeds received from the Park Creek and the Warner Willows I and II refinancings, were used to partially pay the deferred acquisition fees due the general partner (NAPICO).

       RESULTS OF RENTAL OPERATIONS

       Occupancy at the Parkside property averaged 93 percent during the first three months of 1995, a 5 percent increase from the same period in 1994. The increase in occupancy is a result of overall improvements in the economy and in the marketplace. Expenses remained consistent compared with the same period in 1994. Parkside operated at a cash deficit of approximately $20,500 during the first three months of 1995, an improvement of approximately $17,500 from the same period in 1994.

       Occupancy at the Warner Willows I & II properties averaged 97 percent during the first three months of 1995, a 2 percent increase from the same period in 1994. The combined expenses for both properties except interest expense remain consistent compared with the same period in 1994.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF RENTAL OPERATIONS (CONTINUED)

       The properties operated with positive cash flows of approximately $18,000 and $14,000, respectively.

       Occupancy at Arbor Glen averaged 94 percent during the first three months of 1995, a 3 percent decrease from the same period in 1994. Arbor Glen operated with positive cash flows of approximately $88,000 during the period.

       Occupancy at the Park Creek property averaged 86 percent during the first three months of 1995, a 4 percent decrease from the same period in 1994. Expenses are consistent when compared with same period in 1994. The property is operating with positive cash flow of approximately $31,500 during the first three months of 1995.

       Occupancy at the Willowbrook property averaged 97 percent during the first three months of 1995; a 1 percent increase for the same period in 1994. The property is operating at a cash deficit of approximately $1,000 for the period.

       On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. Included in liabilities at March 31, 1995 is approximately $633,300 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in the period ended December 31, 1994, since they did not extend the useful life of the properties.

       The Partnership operations consist primarily of interest income earned on certificates of deposit and other temporary investments of funds not required for investment in projects. The amount of interest income varies with market rates available on certificates of deposit and with the amount of funds available for investment.

       Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership and interest on the deferred acquisition fee due the General Partners.

       The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Partnership Agreement, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, management and monitoring the operations of the properties, in an amount which, when calculated on a present value basis

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF RENTAL OPERATIONS (CONTINUED)

       (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6 percent distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. During 1987, $762,000 was paid to the general partner for this fee. Of this amount, $612,000 was generated from refinancing one of the mortgage notes payable. Furthermore, in March, 1994, approximately $2,300,000 of the excess proceeds received from the Park Creek and Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. As of March 31, 1995, approximately $600,000 was still outstanding.

       An annual property management fee, which shall not in any event exceed 5 percent of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As of March 31, 1995, the Partnership's corporate general partner was a plaintiff or defendant in several suits. None of these suits were related to the Partnership.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REAL EQUITY PARTNERS
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp. Corporate General Partner


                                   Date:              5/17/95
                                          --------------------------------



                                   By:     /s/ BRUCE E. NELSON
                                          --------------------------------
                                          Bruce E. Nelson
                                          President

                                   Date:              5/17/95
                                          --------------------------------



                                   By:     /s/ SHAWN HORWITZ
                                          --------------------------------
                                          Shawn Horwitz
                                          Executive Vice President and
                                          Chief Financial Officer