Form 10-Q
period 1995-06-30
REAL EQUITY PARTNERS
filed 1995-08-21
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED JUNE 30, 1995

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


                              Yes  X     No
                                 -----     -----

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                    Balance Sheets, June 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . 1

                    Statements of Operations,
                          Six and Three Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . 2

                    Statement of Partners' Equity,
                          Six Months Ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . 3

                    Statements of Cash Flows,
                          Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . 4

                    Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

      Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                            1995                    1994
                                                                         (Unaudited)             (Audited)
                                                                        ------------           -------------
RENTAL PROPERTY, at cost
    Land                                                                $  7,077,565            $  7,077,565
    Buildings                                                             26,949,118              26,949,118
    Furniture and equipment                                                4,034,243               4,034,243
                                                                        ------------            ------------
                                                                          38,060,926              38,060,926

    Less accumulated depreciation                                        (14,042,313)            (13,587,088)
                                                                        ------------            ------------

                                                                          24,018,613              24,473,838
                                                                        ------------            ------------


CASH AND CASH EQUIVALENTS                                                  1,143,790               1,195,937
                                                                        ------------            ------------

OTHER ASSETS:
    Due from affiliated rental agent                                         883,844                 703,125
    Other receivables and prepaid expenses                                   286,970                 295,129
                                                                        ------------            ------------
                                                                           1,170,814                 998,254
                                                                        ------------            ------------

                                                                        $ 26,333,217            $ 26,668,029
                                                                        ============            ============


                                            LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
    Mortgage notes payable                                              $ 17,834,452            $ 17,959,940
    Accrued fees and expenses due general partner                            630,084                 609,195
    Accounts payable and accrued expenses                                  1,112,428               1,069,300
    Tenant security deposits                                                 279,359                 279,359
                                                                        ------------            ------------
                                                                          19,856,323              19,917,794



PARTNERS' EQUITY                                                           6,476,894               6,750,235
                                                                        ------------            ------------

                                                                        $ 26,333,217            $ 26,668,029
                                                                        ============            ============





      The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                           Six months        Three months            Six months          Three months
                                              ended              ended                  ended                ended
                                          June 30, 1995      June 30, 1995          June 30, 1994        June 30, 1994
                                          -------------      -------------          -------------        -------------
RENTAL OPERATIONS

  Revenues
    Rental income                           $2,656,272        $1,322,005              $2,664,408           $1,355,088
    Other income                               144,170            80,035                 137,512               80,402
                                            ----------        ----------              ----------           ----------
                                             2,800,442         1,402,040               2,801,920            1,435,490
                                            ----------        ----------              ----------           ----------
  Expenses
    Operating expenses                       1,381,308           768,476               1,441,306              841,576
    Depreciation                               455,226           227,613                 455,004              227,613
    General and administrative                 129,945            72,182                  95,133               39,649
    Management fees-affiliate                  154,665            81,198                 151,012               75,951
    Interest expense                           892,735           444,520                 764,840              378,828
                                            ----------        ----------              ----------           ----------
                                             3,013,879         1,593,989               2,907,295            1,563,617
                                            ----------        ----------              ----------           ----------

  Loss from rental operations                 (213,437)         (191,949)               (105,375)            (128,127)
                                            ----------        ----------              ----------           ----------

PARTNERSHIP OPERATIONS

  Interest income                               22,780            17,868                  11,911                6,932
                                            ----------        ----------              ----------           ----------

  Expenses
    Interest expense-general partner            20,889            10,502                  61,284               11,541
    General and administrative                  39,831            18,303                  47,280                9,996
    Professional fees                           21,964             9,841                  36,787               19,910
                                            ----------        ----------              ----------           ----------

                                                82,684            38,646                 145,351               41,447
                                            ----------        ----------              ----------           ----------

  Loss from partnership operations             (59,904)          (20,778)               (133,440)             (34,515)
                                            ----------        ----------              ----------           ----------

  Net loss                                  $ (273,341)       $ (212,727)             $ (238,815)          $ (162,642)
                                            ==========        ==========              ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)


                                                     General             Limited
                                                     Partners            Partners                Total
                                                    ---------          -----------             ----------
PARTNERSHIP INTERESTS,
   June 30, 1995                                                            30,000
                                                                        ==========

EQUITY (DEFICIENCY),
   at January 1, 1995                               $(717,075)          $7,467,310             $6,750,235

Net loss for the six months
   ended June 30, 1995                                 (2,733)            (270,608)              (273,341)
                                                    ---------           ----------             ----------

EQUITY (DEFICIENCY),
   at June 30, 1995                                 $(719,808)          $7,196,702             $6,476,894
                                                    =========           ==========             ==========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                                             1995                 1994
                                                                          ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $ (273,341)         $  (238,815)
   Adjustment to reconcile net loss to net cash
       provided by (used in) operating activities:
   Depreciation                                                              455,225              455,004
   (Increase) decrease in:
       Other receivables and prepaid expenses                                  8,159             (177,375)
       Due from affiliated rental agent                                     (180,719)             386,842
   Increase (decrease) in:
       Accrued fees and expenses due general partner                          20,889           (2,249,113)
       Accounts payable and accrued expenses                                  43,128              (28,391)
                                                                          ----------          -----------

         Net cash provided by (used in) operating activities                  73,341           (1,851,848)
                                                                          ----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                 -                   (300,000)
   Principal payments on mortgage notes payable                             (125,488)            (120,826)
   Proceeds from mortgage notes payable                                      -                  5,785,000
   Payments of mortgage notes payable                                        -                 (3,096,178)
                                                                          ----------          -----------

         Net cash provided by (used in) financing activities                (125,488)           2,267,996
                                                                          ----------          -----------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (52,147)             416,148

CASH AND CASH EQUIVALENTS, at beginning of period                          1,195,937              736,699
                                                                          ----------          -----------

CASH AND CASH EQUIVALENTS, at end of period                               $1,143,790          $ 1,152,847
                                                                          ==========          ===========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1994 filed by Real Equity Partners (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1995, and the results of operations and changes in cash flow for the six months then ended.

         RENTAL PROPERTY AND DEPRECIATION

         Rental property is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the buildings and equipment.

         On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. Included in liabilities at June 30, 1995 is approximately $630,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in the period ended December 31, 1994, since they did not extend the useful life of the properties.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

NOTE 2 - MORTGAGE NOTES PAYABLE

         Mortgage notes payable consist of the following:

         a. Conventional mortgage notes bearing interest at rates ranging from 8% to 10.375% per annum, payable in monthly installments ranging from $11,710 to $44,300 per month and having maturity dates from February 1996 to March 2001. These notes total $15,440,131 at June 30, 1995.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 2 - MORTGAGE NOTES PAYABLE (CONTINUED)

         b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,394,321 at June 30, 1995.

         The mortgage notes are secured by deeds of trust on the rental properties.

         The mortgage on the Arbor Glen property matures in April 1996. The Partnership has submitted applications to refinance the property. There can be no assurance, however, that a new mortgage will be obtained or that the current mortgagor will extend the term of the existing mortgage.

         The Partnership withheld the May, June and July mortgage payments on the Parkside property and a default letter was received from the lender. The Partnership has requested from the lender an interest rate reduction and an extended maturity date on the mortgage.

NOTE 3 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections. Management fees charged to operations under this agreement were approximately $154,600and $151,000 for the six months ended June 30, 1995 and 1994, respectively.

         An affiliate of the corporate general partner repaired certain of the earthquake damage at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $733,000 through June 30, 1995.

         Under the terms of the Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership is obligated to the corporate general partner for a deferred acquisition fee. This fee is for services rendered in connection with the selection, purchase, acquisition, development, and management of the Partnership and monitoring the operations of the properties. Distribution of any part of this fee shall be subordinated to receipt by each Limited Partner of an amount equal to a cumulative non-compounded 6 percent annual distribution with respect to the adjusted capital value (as defined in the Partnership Agreement). The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of the investment in proper-

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

         ties plus any proceeds from sale or refinancing of the properties. The deferred acquisition fee shall be an amount which, when present valued at 8 percent from certain dates as defined in the Partnership Agreement, equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of deferred acquisition fees will be made from net cash from operations and net proceeds from sale or refinancing for a maximum of 15 years, or until the above limit is met.

         The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of June 30, 1995 was approximately $630,000.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO of $5,352 was paid and included in the Partnership's operating expenses in the six months ended June 30, 1995.

NOTE 5 - CONTINGENCIES

         The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate. The six buildings owned by the Partnership were acquired at various dates during 1984 and 1985.

         The Partnership's primary sources of funds are income from rental operations and interest income earned on cash reserves.

         Distributions of net cash from operations were normally intended to be made to the Limited Partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. The November 1994, February 1995 and May 1995 distributions to the limited partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1995 earthquake in the Los Angeles area. The Partnership will resume distributions to the limited partners once sufficient funds are in cash reserves to repair such earthquake damage.

         The mortgage on the Arbor Glen property matures in April 1996. The Partnership has submitted applications to refinance the property, and it is anticipated that the Partnership will obtain a new loan bearing interest at a fixed rate of aprpoximately 8.2% with a ten year term, amortized over 30 years. There can be no assurance, however, that a new mortgage will be obtained or that the current mortgagor will extend the term of the existing mortgage.

         RESULTS OF RENTAL OPERATIONS

         Occupancy at the Parkside property averaged 86 percent during the first six months of 1995, a 6 percent decrease from the same period in 1994. The low occupancy has resulted in a decrease in cash flows for the period. In order to mitigate the ongoing deficit operations at the property, the Partnership submitted a letter to the lender on the Parkside property on April 27, 1995, requesting an interest rate reduction and an extended maturity date on the mortgage. The Partnership withheld the May, June and July mortgage payments and a default letter dated May 24, 1995 was received from the lender. The lender is reviewing the request for a loan modification. There can be no assurance, however, that the lender will agree to an interest rate reduction or that the mortgagor will extend the term of the existing mortgage. The Partnership advanced $43,000 to the Parkside property during the six months ended June 30, 1995. The property operated at a deficit of approximately $36,000 during the six months ended June 30, 1995, after accruing for the unpaid interest on the mortgage.

         Occupancy at the Warner Willows I & II properties averaged 97 percent during the first six months of 1995, a 2 percent increase from the same period in 1994. The combined expenses for both properties, with the exception of interest expense (which increased as a result of the 1994 debt refinancing), remained

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF RENTAL OPERATIONS (CONTINUED)

         consistent compared with the same period in 1994. The properties had positive cash flows of approximately $21,300 and $16,800, respectively for the six months ended June 30, 1995, after payments of approximately $10,000 on each of the properties for earthquake damage. See below for further discussion on the earthquake.

         Occupancy at Arbor Glen averaged 94 percent during the first six months of 1995, a 2 percent decrease from the same period in 1994.
         The decrease in rental income, coupled with approximately $50,000 in capital expenditures resulted in a decrease in cash flows compared
         with the same period in 1994.   Arbor Glen operated with positive cash
         flows of approximately $17,300 during the first six months of 1995. The mortgage on the property expires in April 1996.

         Occupancy at the Park Creek property averaged 85 percent during the first six months of 1995, a 7 percent decrease from the same period in 1994. Expenses are consistent when compared with same period in 1994. The property operated with positive cash flows of approximately $20,300 during the first six months of 1995, after payments for earthquake damage of approximately $5,000. See below for further discussion on earthquake damage.

         Occupancy at the Willowbrook property averaged 96 percent during the first six months of 1995, a 1 percent decrease for the same period in 1994. The property operated with positive cash flows of approximately $58,600 for the period.

         On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. Included in liabilities at June 30, 1995 is approximately $629,768 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in the period ended December 31, 1994, since they did not extend the useful life of the properties.

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

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF RENTAL OPERATIONS (CONTINUED)


         The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Partnership Agreement, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, management and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6 percent distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. During 1987, $762,000 was paid to the general partner for this fee. Of this amount, $612,000 was generated from refinancing one of the mortgage notes payable. Furthermore, in March, 1994, approximately $2,300,000 of the excess proceeds received from the Park Creek and Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. As of June 30, 1995, approximately $630,000 was outstanding.

         An annual property management fee, which shall not in any event exceed 5 percent of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1995, the Partnership's corporate general partner was a plaintiff or defendant in several lawsuits. None of these were related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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


                                   REAL EQUITY PARTNERS
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.
                                        Corporate General Partner


                                   Date: ______________________________________



                                   By: ________________________________________
                                       Bruce Nelson
                                       President



                                   Date: ______________________________________



                                   By: ________________________________________
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer