Form 10-Q
period 1995-09-30
REAL EQUITY PARTNERS
filed 1995-11-20
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements and Notes to Financial Statements

              Balance Sheets, September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . .      1

              Statements of Operations,
                     Nine and Three Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . .      2

              Statement of Partners' Equity,
                     Nine Months Ended September 30, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

              Statements of Cash Flows,
                     Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . .      4

              Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

     Item 2.  Management's Discussion and Analysis of Financial
                     Position and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

     Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                            ASSETS
                                                                                             1995                    1994
                                                                                          (Unaudited)             (Audited)
                                                                                         ------------           -------------
RENTAL PROPERTY, at cost
     Land                                                                                $  7,077,565            $  7,077,565
     Buildings                                                                             26,949,118              26,949,118
     Furniture and equipment                                                                4,034,243               4,034,243
                                                                                         ------------            ------------
                                                                                           38,060,926              38,060,926

     Less accumulated depreciation                                                        (14,269,926)            (13,587,088)
                                                                                         ------------            ------------

                                                                                           23,791,000              24,473,838
                                                                                         ------------            ------------


CASH AND CASH EQUIVALENTS                                                                   1,217,617               1,195,937
                                                                                         ------------            ------------

OTHER ASSETS:
     Due from affiliated rental agent                                                       1,029,053                 703,125
     Other receivables and prepaid expenses                                                   267,892                 295,129
                                                                                         ------------            ------------
                                                                                            1,296,945                 998,254
                                                                                         ------------            ------------

                                                                                         $ 26,305,562            $ 26,668,029
                                                                                         ============            ============


                                                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                              $ 17,784,949            $ 17,959,940
     Accrued fees and expenses due general partner                                            640,702                 609,195
     Accounts payable and accrued expenses                                                  1,186,120               1,069,300
     Tenant security deposits                                                                 279,359                 279,359
                                                                                         ------------            ------------
                                                                                           19,891,130              19,917,794



PARTNERS' EQUITY                                                                            6,414,432               6,750,235
                                                                                         ------------            ------------

                                                                                         $ 26,305,562            $ 26,668,029
                                                                                         ============            ============





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


                                                   Nine months       Three months       Nine months      Three months
                                                      ended              ended             ended             ended
                                                  Sept. 30, 1995    Sept. 30, 1995    Sept. 30, 1994    Sept. 30, 1994
                                                  --------------    --------------    --------------    --------------
RENTAL OPERATIONS

     Revenues
            Rental income                           $3,942,549        $1,286,277        $3,997,581        $1,333,173
            Other income                               213,856            69,686           194,693            57,181
                                                    ----------        ----------        ----------        ----------
                                                     4,156,405         1,355,963         4,192,274         1,390,354
                                                    ----------        ----------        ----------        ----------
     Expenses
            Operating expenses                       1,960,493           579,185         1,804,075           362,769
            Depreciation                               682,839           227,613           682,617           227,613
            General and administrative                 195,790            65,845           155,981            60,848
            Management fees-affiliate                  229,743            75,078           227,180            76,168
            Interest expense                         1,334,960           442,225         1,172,984           408,144
            Provision for earthquake damage             -                 -                423,079           423,079
                                                    ----------        ----------        ----------        ----------

                                                     4,403,825         1,389,946         4,465,916         1,558,621
                                                    ----------        ----------        ----------        ----------

     Loss from rental operations                      (247,420)          (33,983)         (273,642)         (168,267)
                                                    ----------        ----------        ----------        ----------

PARTNERSHIP OPERATIONS

     Interest income                                    34,007            11,226            19,965             8,054
                                                    ----------        ----------        ----------        ----------

     Expenses
            Interest expense-general partner            31,507            10,618            73,933            12,649
            General and administrative                  65,933            26,102            67,089            19,809
            Professional fees                           24,950             2,986            39,765             2,978
                                                    ----------        ----------        ----------        ----------

                                                       122,390            39,706           180,787            35,436
                                                    ----------        ----------        ----------        ----------

     Loss from partnership operations                  (88,383)          (28,480)         (160,822)          (27,382)
                                                    ----------        ----------        ----------        ----------

     Net loss                                       $ (335,803)       $  (62,463)       $ (434,464)       $ (195,649)
                                                    ==========        ==========        ==========        ==========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)


                                                       General              Limited
                                                       Partners            Partners                Total
                                                       --------           -----------            ----------
PARTNERSHIP INTERESTS,
      September 30, 1995                                                      30,000
                                                                          ==========

EQUITY (DEFICIENCY),
      at January 1, 1995                              $(717,075)          $7,467,310             $6,750,235

Net loss for the nine months
      ended September 30, 1995                           (3,358)            (332,445)              (335,803)
                                                      ---------           ----------             ----------

EQUITY (DEFICIENCY),
      at September 30, 1995                           $(720,433)          $7,134,865             $6,414,432
                                                      =========           ==========             ==========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                                                             1995              1994
                                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                             $ (335,803)      $  (434,464)
      Adjustment to reconcile net loss to net cash
            provided by (used in) operating activities:
      Depreciation                                                                            682,838           682,617
      (Increase) decrease in:
            Other receivables and prepaid expenses                                             27,237          (168,294)
            Due from affiliated rental agent                                                 (325,928)          103,634
      Increase (decrease) in:
            Accrued fees and expenses due general partner                                      31,507        (2,236,464)
            Accounts payable and accrued expenses                                             116,820           787,830
                                                                                           ----------       -----------

              Net cash provided by (used in) operating activities                             196,671        (1,265,141)
                                                                                           ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                                                  -             (450,000)
      Principal payments on mortgage notes payable                                           (174,991)         (186,309)
      Proceeds from mortgage notes payable                                                       -            5,785,000
      Payments of mortgage notes payable                                                         -           (3,096,178)
                                                                                           ----------       -----------

              Net cash provided by (used in) financing activities                            (174,991)        2,052,513
                                                                                           ----------       -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      21,680           787,372

CASH AND CASH EQUIVALENTS, at beginning of period                                           1,195,937           736,699
                                                                                           ----------       -----------

CASH AND CASH EQUIVALENTS, at end of period                                                $1,217,617       $ 1,524,071
                                                                                           ==========       ===========





   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

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

         In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1995, and the results of operations for the three and nine months then ended and changes in cash flow for the nine months then ended.

         RENTAL PROPERTY AND DEPRECIATION

         Rental property is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the buildings and equipment.

         On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by an affiliate of NAPICO. Included in liabilities at September 30, 1995 is approximately $627,400 related to the earthquake damages (Note 4). The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in the period ended December 31, 1994, since they did not extend the useful life of the properties.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

NOTE 2 - MORTGAGE NOTES PAYABLE

         Mortgage notes payable consist of the following:

         a. Conventional mortgage notes bearing interest at rates ranging from 8% to 10.375% per annum, payable in monthly installments ranging from $11,710 to $44,300 per month and having maturity dates from February 1996 to March 2001. These notes total $15,407,439 at September 30, 1995.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 2 - MORTGAGE NOTES PAYABLE (CONTINUED)

         b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,377,510 at September 30, 1995.

         The mortgage notes are secured by deeds of trust on the rental properties.

         The mortgage on the Arbor Glen property, in the approximate amount of $5,000,000 at September 30, 1995, matures in April 1996. The Partnership has submitted applications to refinance the property. There can be no assurance, however, that a new mortgage will be obtained or that the current mortgagor will extend the term of the existing mortgage.

         Parkside property has not made any payments since May 1995 on its mortgage note payable, which is nonrecourse to the Partnership. Although a default letter was received from the lender, the Partnership has requested from the lender an interest rate reduction and an extended maturity date on the mortgage. The lender may commence foreclosure action against the property if the mortgage payments in arrears are not brought current. The outstanding balance on the note payable is approximately $3,453,000 at September 30, 1995, and it is secured by the property, which has a net book value of approximately $3,598,000 at September 30, 1995.

NOTE 3 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections. Management fees charged to operations under this agreement were approximately $229,700 and $227,100 for the nine months ended September 30, 1995 and 1994, respectively.

         An affiliate of the corporate general partner repaired certain of the earthquake damage at the Park Creek and Warner Willows I and II rental properties. The payments to this affilate for these repairs has been approximately $733,000 through September 30, 1995. The remaining earthquake work to be performed (Note 1) will be competitively bid.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

         The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of September 30, 1995 was approximately $641,000.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO of $8,028 was paid and included in the Partnership's operating expenses in the nine months ended September 30, 1995.

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

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate. The nine buildings owned by the Partnership were acquired at various dates during 1984 and 1985.

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

         RESULTS OF RENTAL OPERATIONS

         Occupancy at the Parkside property averaged 82 percent during the first nine months of 1995, an 8 percent decrease from the same period in 1994. Low occupancy has resulted in a decrease in cash flows for the period, and property operations were insufficient to pay monthly debt service. In order to mitigate the ongoing deficit operations at the property, the Partnership submitted a letter to the lender on the Parkside property on April 27, 1995, requesting an interest rate reduction and an extended maturity date on the mortgage. Parkside property has not paid mortgage payments since May 1995 and a default letter dated May 24, 1995 was received from the lender. The lender is reviewing the request for a loan modification. There can be no assurance, however, that the lender will agree to any debt forebearance, interest rate reduction or extension of the loan term. The Partnership advanced $43,000 to the Parkside property during the nine months ended September 30, 1995. The property operated at a deficit of approximately $120,309 during the nine months ended September 30, 1995, after accruing for the unpaid interest on the mortgage. The lender may commence foreclosure action if the mortgage payments in arrears are not brought current.

         Occupancy at the Warner Willows I & II properties averaged 96 percent during the first nine months of 1995, a 1 percent increase from the same period in 1994. The combined expenses for both properties, with the exception of interest expense (which increased as a result of the 1994 debt refinancing), remained

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF RENTAL OPERATIONS (CONTINUED)

         consistent compared with the same period in 1994. The properties had positive cash flows of approximately $40,000 and $19,800, respectively for the nine months ended September 30, 1995, after payments of approximately $10,000 on each of the properties for earthquake damage. See below for further discussion on earthquake damage.

         Occupancy at Arbor Glen averaged 95 percent during the first nine months of 1995 and 1994. Arbor Glen operated with positive cash flows of approximately $23,900 during the first nine months of 1995. The mortgage on the property expires in April 1996.

         Occupancy at the Park Creek property averaged 85 percent during the first nine months of 1995, a 7 percent decrease from the same period in 1994. Expenses are consistent when compared with same period in 1994. The property operated with positive cash flows of approximately $57,000 during the first nine months of 1995, after payments for earthquake damage of approximately $5,000. See below for further discussion on earthquake damage.

         Occupancy at the Willowbrook property averaged 95 percent during the first nine months of 1995, a 2 percent decrease for the same period in 1994. The property operated with positive cash flows of approximately $143,200 for the period.

         On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. Included in liabilities at September 30, 1995 is approximately $627,400 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in the period ended December 31, 1994, since they did not extend the useful life of the properties.

         The Partnership operations consist primarily of interest income earned on certificates of deposit and other temporary investments of funds not required for investment in projects. The amount of interest income varies with market rates available on certificates of deposit and with the amount of funds available for investment. Operating expenses are higher in 1995 than in 1994 primarily because of roof repairs and replacement costs.

         Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership and interest on the deferred acquisition fee due the General Partners.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF RENTAL OPERATIONS (CONTINUED)

         The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Partnership Agreement, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, management and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6 percent distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. During 1987, $762,000 was paid to the general partner for this fee. Of this amount, $612,000 was generated from refinancing one of the mortgage notes payable. Furthermore, in March, 1994, approximately $2,300,000 of the excess proceeds received from the Park Creek and Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. As of September 30, 1995, approximately $641,000 is still outstanding.

         An annual property management fee, which shall not in any event exceed 5 percent of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1995, the Partnership's corporate general partner was a plaintiff or defendant in several lawsuits. None of these were related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     No exhibits are required per the provision of item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


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


                                   REAL EQUITY PARTNERS
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp.
                                       Corporate General Partner


                                   Date: ___________________________________



                                   By: _____________________________________
                                       Bruce Nelson
                                       President



                                   Date: ___________________________________



                                   By: _____________________________________
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer