Form 10-K405
period 1995-12-31
REAL EQUITY PARTNERS
filed 1996-04-09
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                    2-82765

                              REAL EQUITY PARTNERS

                        A CALIFORNIA LIMITED PARTNERSHIP

                I.R.S. Employer Identification No.  95-3784125

        9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA  90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No_______________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.  BUSINESS

Real-Equity Partners ("REP" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on September 9, 1981. The Partnership was formed to invest in residential rental properties either directly or through investment in joint ventures and other partnerships which will invest in such real estate. Commencing on September 27, 1983, REP offered 30,000 units of the limited partnership interest (the "Units") through a public offering managed by Lehman Brothers Inc. REP's public offering was completed within a year of its commencement.

The general partners of REP are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), and National Partnership Investments Associates II, a California limited partnership ("NAPIA II"). NAPIA II consists of Charles H. Boxenbaum and an unrelated individual as limited partners and NAPICO as general partner. The business of REP is conducted primarily by its general partners as REP has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg.

As of December 31, 1995, the Partnership remains invested in six apartment projects. Substantially all of the buildings are leased on a month-to-month basis. The management of the Partnership's properties is the responsibility of an affiliate of NAPICO (the "Property Manager"). The principal business of the Property Manager is residential property management.

The Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the lack of liquidity of this type of investment. These risks include changes in general economic conditions, adverse local market conditions due to over-building or a decrease in employment or neighborhood values, changes in supply or demand of competing properties in an area, changes in interest rates and the availability and terms of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates, the potential imposition of rent controls, and the occurrence of uninsured losses, such as earthquakes, floods or other factors beyond the control of the General Partners. The illiquidity of real estate investments generally will impair the ability of the Partnership to respond promptly to changed circumstances.

During 1995, the projects in which REP had invested were substantially rented.

The following is a schedule of the occupancy status, as of December 31, 1995, of the projects in which REP has invested:


              SCHEDULE OF PROJECTS IN WHICH REP HAS AN INVESTMENT
                               DECEMBER 31, 1995



                                                                No. of                              Units          Percentage of
Name & Location                                                 Units                             Occupied          Total Units
- ---------------                                                 ------                            --------         -------------
Arbor Glen
      West Covina, CA                                             208                               199                 96%

Park Creek
      Canoga Park, CA                                             123                                91                 74%

Parkside Apartments
      Sunnymead, CA                                               120                                98                 82%

Warner Willows I
      Woodland Hills, CA                                           74                                67                 91%

Warner Willows II
      Woodland Hills, CA                                           73                                64                 88%

Willowbrook Apartments
      Reno, NV                                                    183                               174                 95%
                                                                 ----                              ----                ----

                                                                  781                               693                 89%
                                                                 ====                              ====

ITEM 2.  PROPERTIES

Through acquisition, REP holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to the Partnership. In addition, the Partnership is involved in the following litigation:

John Hancock Mutual Life Insurance Company v. Real-Equity Partners (Case No. 276301) Superior Court State of California, County of Riverside.

In this action John Hancock, as lender for the Parkside Apartments, commenced an action to foreclose on the mortgage and to obtain a Receiver to operate the property. As of this date, Parkside Apartments was delinquent in making mortgage payments in the approximate amount of $443,000 and property taxes in the amount of $52,602. The Partnership has filed an answer. However, a Receiver was appointed by the Court in March 1996 and is now operating the property. It is likely that a foreclosure will occur in the near future (See
Item 7).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1995, there were 3,115 registered holders of units in REP. It is intended that distributions of Net Cash From Operations will be made to the limited partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. During the year ended December 31, 1995, three distributions as defined in the Amended and Restated Certificate and Agreement of Limited Partnership were made to the limited partners.

ITEM 6.  SELECTED FINANCIAL DATA:





                                                             Year Ended December 31,
                                  -----------------------------------------------------------------------------
                                      1995             1994            1993            1992            1991
                                  ------------     ------------    ------------    ------------    ------------
Rental Revenues                   $  5,486,329     $  5,678,656    $  5,463,671    $  5,659,992    $  5,890,118

Interest Income                         49,476           37,710          12,779          34,848          15,335
                                  ------------     ------------    ------------    ------------    ------------
   Total Revenues                 $  5,535,805     $  5,716,366    $  5,476,450    $  5,694,840    $  5,905,453
                                  ============     ============    ============    ============    ============
Net Loss                          $   (324,850)    $ (1,024,765)   $   (279,385)   $ (1,455,688)   $   (348,407)
                                  ============     ============    ============    ============    ============
Net Loss Per Limited
   Partnership Interest           $        (11)    $        (34)   $         (9)   $        (48)   $        (12)
                                  ============     ============    ============    ============    ============
Rental Property
   Owned at Cost
   Less Accumulated
   Depreciation                   $ 23,563,382     $ 24,473,838    $ 25,384,299    $ 26,294,751    $ 29,752,876
                                  ============     ============    ============    ============    ============


Total Assets                      $ 26,365,792     $ 26,668,029    $ 27,182,103    $ 27,666,578    $ 31,104,848
                                  ============     ============    ============    ============    ============
Mortgage Notes
   Payable                        $ 17,747,363     $ 17,959,940    $ 15,517,461    $ 15,633,199    $ 17,427,845
                                  ============     ============    ============    ============    ============

Accrued Fees Due
   General Partner                $    651,320     $    609,195    $  2,836,956    $  2,626,812    $  2,432,232
                                  ============     ============    ============    ============    ============
Cash Distributions
   Declared Per Limited
   Partnership Interest           $    -           $      15.00    $      10.00    $      10.00    $      25.00
                                  ============     ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary source of funds include cash flow from rental operations and interest income on certificates of deposit and money market accounts.

Distributions of net cash from operations were normally intended to be made to the Limited Partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of Units held. The distributions for February, May and August, 1994, in the amount of $150,000 each were made to the limited partners. The November 1994 distribution and all of the 1995 distributions to the limited partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. The Partnership will resume distributions to the limited partners once sufficient funds are in cash reserves to repair such earthquake damage.

Currently, it is anticipated that the Partnership will continue to meet its current and long-term obligations as they become due.

On September 22, 1993, the mortgage on Park Creek was refinanced with a nonrecourse loan in the amount of $1,400,000, bearing interest at the rate of prime plus two percent per annum. The note is due September 22, 1998. In 1994, the Partnership received approximately $45,000 from excess financing proceeds.

On March 18, 1994, the mortgages on Warner Willows I and II were refinanced with nonrecourse loans in the amounts of $2,925,000 and $2,860,000, respectively, bearing interest at the rate of prime plus two percent per annum. The mortgages are due March 1, 2001. In 1994, the Partnership received a combined total of approximately $2,266,000 in excess financing proceeds. The excess proceeds received from the Park Creek and the Warner Willows I and II refinancings, were used to partially pay the deferred acquisition fees due the general partner (NAPICO).

CAPITAL RESOURCES

As of December 31, 1984, REP received proceeds of $30,000,000 from the sale of limited partnership interests, pursuant to a registration statement on Form S-11.

The Partnership had acquired an interest in seven properties and remains invested in six of them as of December 31, 1995.

RESULTS OF OPERATIONS

REP was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate, as discussed in Item 1. The seven buildings originally owned by REP were acquired at various times during 1984 and 1985.

Rental operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the rental units in the apartment projects are leased on a month-to-month basis.

An annual property management fee, which shall in any event not exceed 5% of gross revenues from each property under management, is payable by the properties to an affiliate of NAPICO.

Occupancy at the Parkside property averaged 81%, 92% and 84% in 1995, 1994 and 1993, respectively. Occupancy remained low due to the continued decline in the economy and a soft rental market. Parkside operated at a deficit of approximately $252,000 and $58,000 in 1995 and 1994, respectively, (excluding depreciation and principal payments on the mortgage loans). In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender. As of the report date, the property is delinquent in making mortgage payments of approximately $443,000 and property taxes of $52,602. The mortgage lender has filed a notice of default on January 17, 1996, commenced foreclosure action and obtained the appointment of a Receiver to operate the property. At December 31, 1995, the carrying value of the Parkside Apartments property, which approximates fair value, is approximately equal to its related liabilities.

Occupancy at the Warner Willows I and II properties averaged 95%, 96% and 97% in 1995, 1994 and 1993, respectively. Both properties operated with positive cash earnings in 1995 and 1994 (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for 1995 were approximately $87,000 and $45,000 for Warner Willows I and II, respectively, and for 1994 approximately $156,000 and $110,000 for Warner Willows I and II, respectively. See below for estimated costs related to the Northridge Earthquake, which are not included in these amounts. The mortgages on both the properties were refinanced on March 18, 1994. See "Liquidity" for further discussion.

Occupancy at the Arbor Glen property averaged 95%, 96% and 95% in 1995, 1994 and 1993, respectively. The property operated positively in 1995 and 1994, and produced cash flows of approximately $137,000 and $210,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

Occupancy at the Park Creek property averaged 83%, 92% and 90%, in 1995, 1994 and 1993, respectively. The property operated positively during 1995 and 1994, producing cash earnings of approximately $78,000 and $193,000, respectively, (excluding earthquake repair costs, depreciation and principal payments on the mortage loan). See below for estimated costs related to the Northridge Earthquake, which are not included in these amounts. The mortgage on the property was refinanced on September 22, 1993. See "Liquidity" for further discussion.

Occupancy at the Willowbrook property averaged 96%, 97% and 95%, in 1995, 1994 and 1993, respectively. The property operated positively during 1995 and 1994, producing cash flows of approximately $259,000 and $260,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge Earthquake in January 1994. Insurance proceeds of approximately $630,000 have been allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. Included in liabilities is approximately $628,000 and $657,000 at December 31, 1995 and 1994, respectively, related to the Northridge Earthquake damages. Through December 31, 1995, approximately $826,000 had been paid for earthquake repairs and of this amount approximately $737,000 was paid to an affiliate of NAPICO. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, is approximately $824,000, and has been expensed in 1994 since they do not extend the useful life of the properties.

In March 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This has been reflected in income in 1995 and included as a receivable at December 31, 1995. The remaining work to be performed estimated at $628,000 shall be competitively bid.

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

The Partnership is incurring interest expense at a rate of 8% per annum on the unpaid fees due the general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8% for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10% of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each limited partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3% of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. On March 21, 1994, the excess proceeds received from the Park Creek and the Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. As of December 31, 1995 and 1994, approximately $651,000 and $609,000, respectively, was outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                              REAL-EQUITY PARTNERS
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULE
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of
Real-Equity Partners
(A California limited partnership)

We have audited the accompanying balance sheets of Real-Equity Partners (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index on item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real-Equity Partners as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                               1995                      1994
                                                                           ------------              ------------
     RENTAL PROPERTY, at cost (Notes 1 and 2)
          Land                                                             $  7,077,565             $   7,077,565
          Buildings                                                          26,949,118                26,949,118
          Furniture and equipment                                             4,034,243                 4,034,243
                                                                           ------------              ------------
                                                                             38,060,926                38,060,926
          Less accumulated depreciation                                     (14,497,544)              (13,587,088)
                                                                           ------------              ------------
                                                                             23,563,382                24,473,838
                                                                           ------------              ------------
     CASH AND CASH EQUIVALENTS                                                1,794,041                 1,195,937
                                                                           ------------              ------------
     OTHER ASSETS:
          Due from affiliated rental agent, including restricted
               cash held for security deposits of $35,973 and
               $35,100 at December 31, 1995 and 1994,
               respectively (Note 5)                                            448,634                   703,125
          Other receivables and prepaid expenses                                225,144                   295,129
          Receivable for earthquake loss (Note 1)                               334,591                      -
                                                                           ------------              ------------
                                                                              1,008,369                   998,254
                                                                           ------------              ------------
               TOTAL ASSETS                                                $ 26,365,792              $ 26,668,029
                                                                           ============              ============

                               LIABILITIES AND PARTNERS' EQUITY
     LIABILITIES:
          Mortgage notes payable (Notes 2 and 8)                           $ 17,747,363              $ 17,959,940
          Accrued fees and expenses due general partner
               (Notes 6 and 8)                                                  651,320                   609,195
          Accrued interest payable                                              388,551                   186,551
          Accounts payable and accrued expenses (Note 1)                        269,663                   226,021
          Liability for earthquake loss (Note 1)                                627,738                   656,728
          Tenant security deposits                                              255,772                   279,359
                                                                           ------------              ------------
                                                                             19,940,407                19,917,794
                                                                           ------------              ------------
     COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

     PARTNERS' EQUITY                                                         6,425,385                 6,750,235
                                                                           ------------              ------------
                TOTAL LIABILITIES AND PARTNERS' EQUITY                     $ 26,365,792              $ 26,668,029
                                                                           ============              ============





The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995            1994            1993
                                                      ----------      -----------     ----------
RENTAL OPERATIONS:
   Revenues
     Rental income                                    $5,195,601      $ 5,398,696     $5,211,385
     Other income                                        290,728          279,960        252,286
                                                      ----------      -----------     ----------
                                                       5,486,329        5,678,656      5,463,671
                                                      ----------      -----------     ----------
   Expenses
     Operating expenses                                2,803,364        2,567,290      2,373,509
     Management fees - affiliate (Note 5)                301,998          305,370        302,365
     Depreciation (Note 1)                               910,456          910,461        910,452
     General and administrative expenses                 254,768          254,340        335,300
     Interest expense (Note 2)                         1,739,076        1,653,369      1,480,384
     Provision (benefit) for earthquake loss (Note 1)   (334,591)         824,093         -
                                                      ----------      -----------     ----------
                                                       5,675,071        6,514,923      5,402,010
                                                      ----------      -----------     ----------
     Income (loss) from rental operations               (188,742)        (836,267)        61,661
                                                      ----------      -----------     ----------
PARTNERSHIPS OPERATIONS:
   Interest income                                        49,476           37,710         12,779
                                                      ----------      -----------     ----------
   Expenses
     General and administrative expenses                  93,076          114,850        100,741
     Professional fees                                    50,383           28,722         42,940
     Interest expense - general partner (Note 6)          42,125           82,636        210,144
                                                      ----------      -----------     ----------
                                                         185,584          226,208        353,825
                                                      ----------      -----------     ----------
     Loss from partnership operations                   (136,108)        (188,498)      (341,046)
                                                      ----------      -----------     ----------
NET LOSS                                              $ (324,850)     $(1,024,765)    $ (279,385)
                                                      ==========      ===========     ==========
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 4)                                $      (11)     $       (34)    $       (9)
                                                      ==========      ===========     ==========







The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                General           Limited
                                                Partners          Partners              Total
                                                ---------        -----------         -----------
   EQUITY (DEFICIENCY),
      January 1, 1993                           $(704,033)       $ 9,508,418         $ 8,804,385

      Net loss for 1993                            (2,794)          (276,591)           (279,385)
      Cash distributions ($10.00 per limited
      partner unit) for 1993 (Note 1)              -                (300,000)           (300,000)
                                                ---------        -----------         -----------
   EQUITY (DEFICIENCY),
      December 31, 1993                          (706,827)         8,931,827           8,225,000

      Net loss for 1994                           (10,248)        (1,014,517)         (1,024,765)
      Cash distributions ($15.00 per limited
      partner unit) for 1994 (Note 1)              -                (450,000)           (450,000)
                                                ---------        -----------         -----------
   EQUITY (DEFICIENCY),
      December 31, 1994                          (717,075)         7,467,310           6,750,235

      Net loss for 1995                            (3,249)          (321,601)           (324,850)
                                                ---------        -----------         -----------
   EQUITY (DEFICIENCY),
      December 31, 1995                         $(720,324)       $ 7,145,709         $ 6,425,385
                                                =========        ===========         ===========





The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                   1995            1994               1993
                                                                ----------      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (324,850)     $(1,024,765)       $  (279,385)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation                                               910,456          910,461            910,452
        Provision (benefit) for earthquake loss                   (334,591)         824,093                   -
  Changes in operating assets and liabilities:
       Decrease (increase) in:
            Due from affiliated rental agent                       254,491          245,541           (306,374)
            Other receivables and prepaid expenses                  69,985         (182,690)               295
       Increase (decrease) in:
            Accrued fees and expenses due general partner           42,125       (2,227,761)           210,144
            Accounts payable and accrued expenses                   43,642           60,522            (13,785)
            Accrued interest payable                               202,000           31,627             31,530
            Tenant security deposits                               (23,587)          (2,903)           (17,241)
                                                                ----------      -----------        -----------
            Net cash provided by (used in)
                 operating activities                              839,671       (1,365,875)           535,636
                                                                ----------      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                           -            (450,000)          (300,000)
  Principal payments on mortgage notes payable                    (212,577)        (661,157)          (175,056)
  Proceeds from mortgage notes payable                                -           5,785,000          1,400,000
  Payment of mortgage notes payable                                   -          (2,681,364)        (1,340,682)
  Insurance proceeds for earthquake loss                              -             629,590               -
  Payments on liability for earthquake loss                        (28,990)        (796,956)              -
                                                                ----------      -----------        -----------
            Net cash provided by (used in)
                 financing activities                             (241,567)       1,825,113           (415,738)
                                                                ----------      -----------        -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                      598,104          459,238            119,898

CASH AND CASH EQUIVALENTS,
  beginning of year                                              1,195,937          736,699            616,801
                                                                ----------      -----------        -----------
CASH AND CASH EQUIVALENTS,
  end of year                                                   $1,794,041      $ 1,195,937        $   736,699
                                                                ==========      ===========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                 $1,537,075      $ 1,621,740        $ 1,448,854
                                                                ==========      ===========        ===========




The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.      Organization

                 Real-Equity Partners (the "Partnership") was formed under the California Limited Partnership Act on September 9, 1981. The Partnership was formed to invest in residential rental projects. The Partnership invested in seven residential apartment projects; one of these properties was foreclosed in March 1993. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments Associates II (NAPIA II), a California limited partnership. Casden Investment Corporation owns 100 percent of NAPICO's stock. The general partner of NAPIA II is NAPICO.

                 The Partnership offered and issued 30,000 units of limited partnership interests through a public offering. The terms of the Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners.

                 In the case of the sale or refinancing of a property, the general partners shall first receive out of the net proceeds from sale or refinancing any unpaid portion of the deferred acquisition fee (see Note 6). Thereafter, the general partners shall receive 1 percent of the net proceeds from the sale or refinancing until the limited partners have received an amount equal to their adjusted capital value (as defined in the Partnership Agreement) plus cumulative distributions (including net cash from operations) equal to a non-compounded 6 percent annual distribution with respect to their adjusted capital value, and then the general partners shall receive 15 percent of the balance of any net proceeds from sale or refinancing.

                 Losses are allocated 99% to the limited partners and 1% to the general partners.

         b.      Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c.      Rental Property and Depreciation

                 Rental property is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment as follows:

                        Asset                             Estimated Useful Lives
                        -----                             ----------------------
                        Buildings                                30 years
                        Furniture and equipment                   5 years

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                 In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender and the mortgage is in default. As of the report date, the property is delinquent in making mortgage payments of approximately $443,000 and property taxes of $52,602. The Partnership has been operating at a deficit, and NAPICO has been unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. The mortgage lender has filed a notice of default on January 17, 1996 and has commenced foreclosure action. At December 31, 1995, the carrying value of the Parkside Apartments property, which approximates fair value, is approximately equal to its related liabilities. As a result, no loss is anticipated from the pending foreclosure.

                 On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge Earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 have been allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, have been expensed in 1994 since they do not extend the useful life of the properties.

                 In March 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This has been reflected in income in 1995 and as a receivable at December 31, 1995.

                 Substantially all of the apartments are leased on a month-to-month basis.

         d.      Cash and Cash Equivalents

                 Cash and cash equivalents consist of unrestricted cash and bank certificates of deposits with an original maturity of three months or less.

2.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable consists of the following:

                                                                                              1995                 1994
                                                                                           ----------           ----------
         a.       Mortgage note bearing interest at the rate of 10.375 percent per annum payable in monthly installments of approximately
                  $44,300  including interest through April 1996, at which
                  time the then outstanding principal balance is due and
                  payable.  The Partnership is in process of refinancing
                  the loan and is of the opinion that it will obtain

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       MORTGAGE NOTES PAYABLE (CONTINUED)

                                                                                              1995                 1994
                                                                                           ----------           ----------
                  financing at comparable terms.  Secured by land and
                  buildings with a net book value of $5,882,357 at
                  December 31, 1995.                                                        $5,005,180          $5,017,150

         b.       Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; currently payable in monthly installments of $14,105 including interest through
                  September 22, 1998, at which time the then outstanding principal balance is due and payable.  Secured by land and buildings with a net book value of $3,407,733 at December 31, 1995.  The interest
                  rate at December 31, 1995 was 10.75 percent per annum.                     1,339,420           1,366,036

         c.       Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; currently payable in monthly installments of $29,517 including interest through March 1, 2001, at which time the then outstanding principal balance is due and payable.  Secured by land and buildings with a net book value of $3,530,055 at December 31, 1995.  The interest rate at
                  December 31, 1995 was 10.75 percent per annum.                             2,823,624           2,872,292

         d.       Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; currently payable in monthly installments of $28,852 including interest through March 1, 2001, at which time the then outstanding principal balance is due and payable.  Secured by land and buildings with a net book value of
                  $3,218,238 at December 31, 1995.  The interest rate at
                  December 31, 1995 was 10.75 percent per annum.                             2,759,964           2,807,529

         e. Mortgage note bearing interest at the rate of 9.75 percent per annum; payable in monthly installments of approximately $36,900 including interest through April 1997, at

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

2.       MORTGAGE NOTES PAYABLE (CONTINUED)
                  which time the then outstanding principal balance is due
                  and payable.  Secured by land and buildings with a net book value of $3,555,373 at December 31, 1995.  In March 1995,
                  the Partnership ceased making  payments to the mortgage
                  lender of this property and the mortgage is in default
                  (Note 1).  Included in accrued interest payable at
                  December 31, 1995 is $281,462 in delinquent interest.                      3,453,485           3,464,570

         f.       Mortgage note insured by the Department of Housing and
                  Urban Development (HUD) under the Section 221(d)(4)
                  program, bearing interest at the rate of 7 percent
                  per annum, payable in monthly installments of approximately
                  $19,500 including interest through 2013, at which time
                  the then outstanding principal balance is due and
                  payable.  Secured by land and buildings with a net
                  book value of $3,969,626 at December 31, 1995. The
                  project is regulated by HUD as to rent charges,
                  operating methods and annual distributions.                                2,365,690           2,432,363
                                                                                           -----------         -----------

                                                                                           $17,747,363         $17,959,940
                                                                                           ===========         ===========

         Maturities on the mortgage notes payable, are as follows:

                  Years Ended December 31,
                  ------------------------
                            1996                                                          $ 5,862,785
                            1997                                                            4,218,639
                            1998                                                            2,048,299
                            1999                                                              788,573
                            2000                                                              794,945
                            Thereafter                                                      4,034,122
                                                                                          -----------

                                                                                          $17,747,363
                                                                                          ===========

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


3.       INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for rental property held by the Partnership.

4.       NET LOSS PER LIMITED PARTNERSHIP INTEREST

         Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by 30,000, the number of limited partnership interests outstanding during each year.

5.       RELATED PARTY TRANSACTION

         The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5% of gross rentals and other collections plus reimbursement of certain expenses. The affiliate received property management fees of $302,000, $305,000 and $302,000 in 1995, 1994 and 1993 respectively.

         An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $737,000 as of December 31, 1995. (Note 1). The remaining earthquake work to be performed will be competitively bid. On February 22, 1996, the Partnership entered into contracts with an affiliate of NAPICO to perform earthquake related repairs of $107,700 at the damaged properties.

6.       FEES AND EXPENSES DUE GENERAL PARTNER

         Under the terms of the Partnership Agreement, the Partnership is obligated to NAPICO for a deferred acquisition fee. This fee is for services rendered in connection with the management of the Partnership, and the selection, purchase, acquisition, development and monitoring the operations of its properties. Distribution of any part of this fee from net cash from operations shall be subordinated to receipt by each limited partner of an amount equal to a cumulative, non- compounded 6 percent annual distribution with respect to his adjusted capital value (as defined in the Partnership Agreement). The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of the investment in properties plus any proceeds from sale or refinancing of the properties. The deferred acquisition fee shall be an amount which, when present valued at 8 percent from certain dates, as defined in the partnership agreement, equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of the deferred acquisition fee will be made from net cash from operations and net proceeds from sale or refinancing for a maximum of 15 years, or until the above limit is met.

         The present value of the deferred acquisition fee of $1,783,767 has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. The amount outstanding as of December 31, 1995 and 1994 was $651,320 and $609,195, respectively. Approximately $2,300,000 was paid in March 1994 to NAPICO out of refinancing proceeds. (Note 2).

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995



6.       FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $10,704, $10,313 and $10,443 in 1995, 1994
         and 1993, respectively, and is included in operating expenses.

7.       CONTINGENCIES

         The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, these claims will not result in any material liability to the Partnership.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. One of the mortgage notes payable is insured by HUD and is secured by a rental property. The operations generated by the property are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of this mortgage note payable. The book values of all other debt instruments approximate their fair values because the interest rates of these instruments are comparable to rates currently offered to the Partnership. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                                                                    SCHEDULE III

                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995



                                                                                               Total Land,
                                                                           Buildings,           Buildings,
Partnership -             Number of       Outstanding                    Furnishings and     Furnishings and    Accumulated
  Location                  Units          Mortgage           Land          Equipment            Equipment      Depreciation
- -------------             ---------       -----------      -----------   ---------------     ---------------    ------------
Arbor Glen -
   West Covina, CA           208          $ 5,005,180      $ 1,253,592    $ 8,874,255          $10,127,847      $ 4,245,490

Park Creek -
   Canoga Park, CA           123            1,339,420        1,403,251      4,213,772            5,617,023        2,209,290

Warner Willows I -
   Woodland Hills, CA         74            2,823,624        1,609,206      3,871,310            5,480,516        1,950,461

Warner Willows II -
   Woodland Hills, CA         73            2,759,964        1,419,077      3,531,025            4,950,102        1,731,865

Parkside Apartments -
   Sunnymead, CA             120            3,453,485          524,208      5,165,737            5,689,945        2,134,572

Willowbrook Apartments
   Reno, NV                  183            2,365,690          868,231      5,327,262            6,195,493        2,225,867
                             ---          -----------       ----------    -----------          -----------      -----------

                             781          $17,747,363       $7,077,565    $30,983,361          $38,060,926      $14,497,545
                             ===          ===========       ==========    ===========          ===========      ===========

                                                                    SCHEDULE III
                                                                     (Continued)
                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


NOTES:   1.      Rental property is stated at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the apartments are leased on a month-to-month basis.

         2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1995 is approximately $38,896,531.

         3.      Investments in property and equipment are as follows:



                                                                            Buildings
                                                                           Furnishings,
                                                                               And
                                                      Land                   Equipment                  Total
                                                   -----------             ------------              -----------
Balance at January 1, 1993                         $7,077,565               $30,983,361              $38,060,926

Net additions, 1993                                     -                         -                        -
                                                   ----------               -----------              -----------

Balance at December 31, 1993                        7,077,565                30,983,361               38,060,926

Net additions, 1994                                     -                         -                        -
                                                   ----------               -----------              -----------

Balance at December 31, 1994                        7,077,565                30,983,361               38,060,926

Net additions, 1995                                     -                         -                        -
                                                   ----------               -----------              -----------

Balance of December 31, 1995                       $7,077,565               $30,983,361              $38,060,926
                                                   ==========               ===========              ===========

                                                                    SCHEDULE III
                                                                     (Continued)


                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995



                                                                                      Buildings,
                                                                                     Furnishings,
                                                                                         And
                                                                                      Equipment
                                                                                     ------------

ACCUMULATED DEPRECIATION:
- ------------------------
Balance at January 1, 1993                                                           $11,766,175

Net additions, 1993                                                                      910,452
                                                                                     -----------

Balance at December 31, 1993                                                          12,676,627

Net additions, 1994                                                                      910,461
                                                                                     -----------

Balance at December 31, 1994                                                          13,587,088

Net additions 1995                                                                       910,456
                                                                                     -----------

Balance at December 31, 1995                                                         $14,497,544
                                                                                     ===========

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL-EQUITY PARTNERS (the "Partnership") has no directors or executive officers of its own.

National Partnership Investment Corporation ("NAPICO" or "the Managing General Partner") is a wholly owned subsidiary of Casden Investment Corporation, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and a principal shareholder of The Casden Company and Casden Investment Company. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also president of Mayer Management, Inc., a real estate
management firm.   Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President, Chief Financial Officer of NAPICO.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc. a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvoin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11.         MANAGEMENT REMUNERATION AND TRANSACTIONS

Real-Equity Partners has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the Corporate General Partner for a deferred acquisition fee for services rendered in connection with the management of the Partnership and the selection, purchase, development, and monitoring the operations of the properties, in an amount approximately equal to 10 percent (on a present value basis) of the gross proceeds of the offering. Distribution of any part of this fee shall be subordinated to receipt by each limited partner of an amount equal to a cumulative noncompounded 6 percent annual distribution with respect to his adjusted Adjusted Capital Value. The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000).

An annual property management fee is also payable to an affiliate of the Corporate General Partner which shall in any event not exceed 5 percent of gross revenues from each property under management. Management fees charged to rental operations were approximately $302,000, $305,000 and $302,000 for 1995, 1994 and 1993, respectively.

An affiliate of the corporate general partner performed earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $737,000 as of December 31, 1995.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $10,704, $10,313 and $10,443 in 1995, 1994 and 1993, respectively, and is included in operating expenses.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners

         The general partners own all of the outstanding general partnership interests of REP; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors, or employees of its own. All of its affairs are managed by the Corporate General Partner, NAPICO. The transactions with NAPICO are primarily in the form of fees paid by the Partnership to the NAPICO for services rendered to the Partnership, as discussed in Item 11 and the notes to the accompanying financial statements.

ITEM 14.         FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements as of December 31, 1995.

FINANCIAL STATEMENT SCHEDULE

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 Registration No. 2-82765 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Amended and Restated Certificate and Agreement of Limited Partnership dated September 9, 1981, and the seven apartment projects located in California and Nevada as previously filed at the Securities Exchange Commission, File No. 2-82765 which is hereby incorporated by reference.

(13)     Annual report to security holders:  Pages ___ to ___.

REPORTS ON FORM 8-K

No reports on form 8-K were filed during the year ended December 31, 1995.