Form 10-Q
period 1996-03-31
REAL EQUITY PARTNERS
filed 1996-05-17
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                     Balance Sheets, March 31, 1996 and December 31, 1995 ..   1

                     Statements of Operations,
                           Three Months Ended March 31, 1996 and 1995 ......   2

                     Statement of Partners' Equity,
                           Three Months Ended March 31, 1996 ...............   3

                     Statements of Cash Flows,
                           Three Months Ended March 31, 1996 and 1995 ......   4

                     Notes to Financial Statements .........................   5

      Item 2.  Management's Discussion and Analysis of Financial
                     Position and Results of Operations ....................   9

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings............................................  12

      Item 6.  Exhibits and Reports on Form 8-K ............................  12

      Signatures............................................................  13

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                     ASSETS
                                                              1996                1995
                                                           (Unaudited)          (Audited)
                                                          ------------        ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
     Land                                                 $  7,077,565        $  7,077,565
     Buildings                                              26,949,118          26,949,118
     Furniture and equipment                                 4,034,243           4,034,243
                                                          ------------        ------------
                                                            38,060,926          38,060,926
     Less accumulated depreciation                         (14,725,158)        (14,497,544)
                                                          ------------        ------------

                                                            23,335,768          23,563,382
                                                          ------------        ------------

CASH AND CASH EQUIVALENTS                                    1,735,054           1,794,041
                                                          ------------        ------------

OTHER  ASSETS:
     Due from affiliated rental agent                          569,192             448,634
     Other receivables and prepaid expenses                    226,064             225,144
     Receivable for earthquake loss (Note 1)                   334,591             334,591
                                                          ------------        ------------
                                                             1,129,847           1,008,369
                                                          ------------        ------------

          TOTAL ASSETS                                    $ 26,200,669        $ 26,365,792
                                                          ============        ============

              LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Notes 2 and 7)               $ 17,686,608        $ 17,747,363
     Accrued fees and expenses due general partner
          (Notes 5 and 7)                                      661,822             651,320
     Accrued interest payable                                  419,890             388,551
     Accounts payable and accrued expenses (Note 1)            282,772             269,663
     Liability for earthquake loss (Note 1)                    620,862             627,738
     Tenant security deposits                                  255,772             255,772
                                                          ------------        ------------
                                                            19,927,726          19,940,407
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                             6,272,943           6,425,385
                                                          ------------        ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 26,200,669        $ 26,365,792
                                                          ============        ============

   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                                1996               1995
                                                            -----------        -----------
RENTAL OPERATIONS:
     Revenues
          Rental income                                     $ 1,241,483        $ 1,334,267
          Other income                                           49,022             64,135
                                                            -----------        -----------
                                                              1,290,505          1,398,402
                                                            -----------        -----------
     Expenses
          Operating expenses                                    601,803            612,832
          Management fees - affiliate (Note 4)                   67,808             73,467
          Depreciation (Note 1)                                 227,614            227,613
          General and administrative expenses                    72,679             57,763
          Interest expense (Note 2)                             438,064            448,215
                                                            -----------        -----------

                                                              1,407,968          1,419,890
                                                            -----------        -----------

          Loss from rental operations                          (117,463)           (21,488)
                                                            -----------        -----------

PARTNERSHIPS OPERATIONS:
     Interest income                                             16,269              4,912
                                                            -----------        -----------

     Expenses
          General and administrative expenses                    19,481             21,527
          Professional fees                                      21,265             12,123
          Interest expense - general partner (Note 5)            10,502             10,387
                                                            -----------        -----------

                                                                 51,248             44,037
                                                            -----------        -----------

          Loss from partnership operations                      (34,979)           (39,125)
                                                            -----------        -----------

NET LOSS                                                    $  (152,442)       $   (60,613)
                                                            ===========        ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                               $        (5)       $        (2)
                                                            ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

                                      General            Limited
                                      Partners           Partners            Total
                                    -----------        -----------        -----------
PARTNERSHIP INTERESTS,
     March 31, 1996                                         30,000
                                                       ===========

EQUITY (DEFICIENCY),
     January 1, 1996                $  (720,324)       $ 7,145,709        $ 6,425,385

Net loss for the three months
     ended March 31,1996                 (1,525)          (150,917)          (152,442)
                                    -----------        -----------        -----------

EQUITY (DEFICIENCY),
     March  31, 1996                $  (721,849)       $ 6,994,792        $ 6,272,943
                                    ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                        1996               1995
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                      $  (152,442)       $   (60,613)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation                                                  227,614            227,613
          Decrease (increase) in:
               Due from affiliated rental agent                        (120,558)          (116,931)
               Other receivables and prepaid expenses                      (920)             9,079
          Increase (decrease) in:
                Accrued fees and expenses due general partner            10,502             10,387
                Accounts payable and accrued expenses                    13,109            (13,835)
                Accrued interest payable                                 31,339               --
                                                                    -----------        -----------

                Net cash provided by operating activities                 8,644             55,700
                                                                    -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage notes payable                       (60,755)           (81,280)
     Payments on liability for earthquake loss                           (6,876)              --
                                                                    -----------        -----------

                 Net cash used in financing activities                  (67,631)           (81,280)
                                                                    -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (58,987)           (25,580)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,794,041          1,195,937
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,735,054        $ 1,170,357
                                                                    ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1995 filed by Real Equity Partners (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1996, and the results of operations for the three months then ended and changes in cash flow for the three months then ended.

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

     On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in 1994 since they do not extend the useful life of the properties.

     In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was reflected in income and as a receivable in 1995.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

NOTE 2 - MORTGAGE NOTES PAYABLE

     Mortgage notes payable consist of the following:

     a. Conventional mortgage notes bearing interest at rates ranging from 8% to 10.375% per annum, payable in monthly installments ranging from $14,105 to $44,300 per month and having maturity dates from February 1996 to March 2001. These notes total $15,338,225 at March 31, 1996.

     b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,348,383 at March 31, 1996.

     The  mortgage notes are secured by deeds of trust on the rental properties.

          In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender and the mortgage is in default. As of March 31, 1996, the property is delinquent in making mortgage payments of approximately $443,000 and property taxes of $71,300. The Parkside Apartments has been operating at a deficit, and the Partnership has been unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. The mortgage lender has filed a notice of default on January 17, 1996 and has commenced foreclosure action. A Trust Deed Sale date has been scheduled for May 1996. The carrying value of the Parkside Apartments property, which approximates fair value, is approximately equal to its related liabilities. As a result, no loss is anticipated from the pending foreclosure.

NOTE 3 - INCOME TAXES

     No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections. Management fees charged to

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     operations under this agreement were approximately $67,800 and $73,500 for the three months ended March 31, 1996 and 1995, respectively.

     An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $737,000 as of December 31, 1995. (Note 1). The remaining earthquake work which shall be funded from insurance proceeds is estimated to be approximately $226,891 will be competitively bid. On February 22, 1996, the Partnership entered into contracts with the affiliate of NAPICO to perform earthquake related repairs of $107,700 at the damaged properties, of which $7,000 has been paid as of March 31, 1996.

NOTE 5 - FEES AND EXPENSES DUE GENERAL PARTNER

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

     The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of March 31, 1996 was approximately $662,000.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $2,676 for the three months ended March 31, 1996 and 1995, and is included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

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

                                 MARCH 31, 1996

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

     Distributions of net cash from operations were normally intended to be made to the Limited Partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. The November 1994 and subsequent distributions to the limited partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1995 earthquake in the Los Angeles area. The Partnership will resume distributions to the limited partners once sufficient funds are in cash reserves to repair such earthquake damage.

     Currently, it is anticipated that the Partnership will continue to meet its current and long term obligations as they become due.

     RESULTS OF OPERATIONS

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

     Occupancy at the Parkside property averaged 78 percent during the first three months of 1996, 15 percent decrease from the same period in 1995. Parkside operated at a deficit of approximately $368,718 during the three months ended March 31, 1996 after accruing for the unpaid interest on the mortgage, (excluding depreciation and principal payments on the mortgage loans). In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender. As of March 31, 1996, the property is delinquent in making mortgage payments of approximately $443,000 and property taxes of $71,300. The mortgage lender has filed a notice of default on January 17, 1996, commenced foreclosure action and obtained the appointment of a Receiver to operate the property. The carrying value of the Parkside Apartments property, which approximates fair value, is approximately equal to its related liabilities.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

     Occupancy at the Warner Willows I and II properties averaged 93 percent during the three months of 1996, a 4 percent decrease from the same period in 1995. Both properties operated with positive cash earnings for the three months ended March 31, 1996, (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for the three months ended March 31, 1996 were approximately $28,000 and $13,000 for Warner Willows I and II, respectively.

     Occupancy at the Arbor Glen property averaged 95 percent during the first three months of 1996 a 1 percent increase from the same period in 1995. The property operated with a positive cash flows of approximately $88,700 during the first three months of 1996. The existing loan of $5 million maturing on May 1, 1996 was extended to August 1996 while concurrently entering into negotiations with Home Savings of America to refinance the existing loan. A good faith deposit check was given to Home Savings of America on February 28, 1996.

     Occupancy at the Park Creek property averaged 71 percent during the first three months of 1996, a 15 percent decrease from the same period in 1995. The property operated with a positive cash flows of approximately $8,700 (excluding earthquake repair costs, depreciation and principal payments on the mortage loan) during the first three months of 1996.

     Occupancy at the Willowbrook property averaged 92 percent during the first three months of 1996, a 5 percent decrease from the same period in 1995. The property operated with a positive cash flow of approximately $45,000, (excluding depreciation and principal payments on the mortgage loan) during the first three months of 1996.

     On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. Included in liabilities as of March 31, 1996 is approximately $621,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in the period ended December 31, 1994, since they did not extend the useful life of the properties. In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was reflected in income and included as a receivable in 1995.

     An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $737,000 as of December 31, 1995. The remaining earthquake work to be performed will be competitively bid. On February 22, 1996, the Partnership entered into contracts with the affiliate of NAPICO to perform earthquake related repairs of $107,700 at the proeprties, of which $7,000 has been paid as of March 31, 1996.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

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

     The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Partnership Agreement, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, management and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. On March 21, 1994, the excess proceeds received from the Park Creek and the Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. The amount outstanding as of March 31, 1996 was approximately $662,000.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1996, the Partnership's corporate general partner was a plaintiff or defendant in several lawsuits. None of these were related to the Partnership.

John Hancock Mutual Life Insurance Company v. Real-Equity Partners (Case No. 276301) Superior Court State of California, County of Riverside.

In this action John Hancock, as lender for the Parkside Apartments, commenced an action to foreclose on the mortgage and to obtain a Receiver to operate the property. As of March 31, 1996, Parkside Apartments was delinquent in making mortgage payments in the approximate amount of $443,000 and property taxes in the amount of $71,300. The Partnership has filed an answer. However, a Receiver was appointed by the Court in March 1996 and is now operating the property. It is likely that a foreclosure will occur in the near future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

                                   REAL EQUITY PARTNERS
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp. Corporate General Partner


                                   Date:  ______________________________________


                                   By:    ______________________________________
                                          Bruce Nelson
                                          President


                                   Date:  ______________________________________


                                   By:    ______________________________________
                                          Shawn Horwitz
                                          Executive Vice President and
                                          Chief Financial Officer