Form 10-Q
period 1996-06-30
REAL EQUITY PARTNERS
filed 1996-08-19
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements and Notes to Financial Statements

                    Balance Sheets, June 30, 1996 and December 31, 1995   . . . .  1

                    Statements of Operations,
                         Six and Three Months Ended June 30, 1996 and 1995  . . .  2

                    Statement of Partners' Equity (Deficiency),
                         Six Months Ended June 30, 1996   . . . . . . . . . . . .  3

                    Statements of Cash Flows,
                         Six Months Ended June 30, 1996 and 1995    . . . . . . .  4

                    Notes to Financial Statements   . . . . . . . . . . . . . . .  5

       Item 2.  Management's Discussion and Analysis of Financial
                    Position and Results of Operations    . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . .  . . . . . 12

       Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . 12

       Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                          1996                1995
                                                      (Unaudited)          (Audited)
                                                     -------------      -------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
     Land                                          $    6,553,357     $    7,077,565
     Buildings                                         22,096,723         26,949,118
     Furniture and equipment                            3,720,901          4,034,243
                                                     -------------      -------------
                                                       32,370,981         38,060,926
     Less accumulated depreciation                    (12,732,178)       (14,497,544)
                                                     -------------      -------------

                                                       19,638,803         23,563,382
                                                     -------------      -------------

CASH AND CASH EQUIVALENTS                               1,973,856          1,794,041
                                                     -------------      -------------

OTHER  ASSETS:
     Due from affiliated rental agent                     614,484            448,634
     Other receivables and prepaid expenses               234,523            225,144
     Receivable for earthquake loss (Note 1)               -                 334,591
                                                     -------------      -------------
                                                          849,007          1,008,369
                                                     -------------      -------------

          TOTAL ASSETS                             $   22,461,666     $   26,365,792
                                                     =============      =============


                          LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Notes 2 and 7)        $   14,180,521     $   17,747,363
     Accrued fees and expenses due general partner
          (Notes 5 and 7)                                 672,324            651,320
     Accrued interest payable                              57,073            388,551
     Accounts payable and accrued expenses (Note 1)       161,755            269,663
     Liability for earthquake loss (Note 1)               591,421            627,738
     Tenant security deposits                             235,078            255,772
                                                     -------------      -------------
                                                       15,898,172         19,940,407
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                        6,563,494          6,425,385
                                                     -------------      -------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY  $   22,461,666     $   26,365,792
                                                     =============      =============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                  Six months    Three months      Six months    Three months
                                                    ended           ended           ended           ended
                                                June 30, 1996   June 30, 1996   June 30, 1995   June 30, 1995
                                                -------------   -------------   -------------   -------------
RENTAL OPERATIONS:
     Revenues
     Rental income                            $    2,370,038  $    1,128,555  $    2,656,272  $    1,322,005
     Other income                                     88,541          39,519         144,170          80,035
                                                -------------   -------------   -------------   -------------
                                                   2,458,579       1,168,074       2,800,442       1,402,040
                                                -------------   -------------   -------------   -------------
     Expenses
     Operating expenses                            1,119,929         518,126       1,381,308         768,476
     Management fees - affiliate (Note 4)            124,636          56,828         154,665          81,198
     Depreciation (Note 1)                           455,228         227,614         455,226         227,613
     General and administrative expenses             130,422          57,743         129,945          72,182
     Interest expense (Note 2)                       707,103         269,039         892,735         444,520


                                                   2,537,318       1,129,350       3,013,879       1,593,989
                                                -------------   -------------   -------------   -------------

     (Loss) income from rental operations            (78,739)         38,724        (213,437)       (191,949)
                                                -------------   -------------   -------------   -------------

PARTNERSHIPS OPERATIONS:
     Interest income                                  35,306          19,037          22,780          17,868
                                                -------------   -------------   -------------   -------------

     Expenses
     General and administrative expenses              28,799           9,318          39,831          18,303
     Professional fees                                27,743           6,478          21,964           9,841
     Interest expense - general partner (Note 5)      21,004          10,502          20,889          10,502
                                                -------------   -------------   -------------   -------------

                                                      77,546          26,298          82,684          38,646
                                                -------------   -------------   -------------   -------------

     Loss from partnership operations                (42,240)         (7,261)        (59,904)        (20,778)
                                                -------------   -------------   -------------   -------------

GAIN ON FORECLOSURE OF RENTAL PROPERTIES             259,088         259,088          -               -
                                                -------------   -------------   -------------   -------------

NET INCOME (LOSS)                              $     138,109   $     290,551  $     (273,341)  $    (212,727)
                                                =============   =============   =============   =============


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST                                     $           5   $          10  $           (9)  $          (7)
                                                =============   =============   =============   =============



   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                      General            Limited
                                      Partners           Partners           Total
                                    ------------     ------------     ------------
   PARTNERSHIP INTERESTS,
      June 30, 1996                                       30,000
                                                     ============

   EQUITY (DEFICIENCY),
      January 1, 1996                  (720,324)       7,145,709        6,425,385

   Net income for the six months
      ended June 30,1996                  1,381          136,728          138,109
                                    ------------     ------------     ------------

   EQUITY (DEFICIENCY),
      June  30, 1996                   (718,943)       7,282,437        6,563,494
                                    ============     ============     ============




The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                                      1996                1995
                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                                           $      138,109      $     (273,341)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                                   455,228             455,225
       Gain on foreclosure of rental property                        (259,088)             -
       Decrease (increase) in:
            Due from affiliated rental agent                         (248,702)           (180,719)
            Other receivables and prepaid expenses                    (29,845)              8,159
       Receivable for earthquake loss                                 334,591              -
       Increase (decrease) in:
             Accrued fees and expenses due general partner             21,004              20,889
             Accounts payable and accrued expenses                    (31,792)             43,128
             Accrued interest payable                                 (50,016)             -
                                                                 -------------       -------------


             Net cash provided by operating activities                329,489              73,341
                                                                 -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage notes payable                       (113,357)           (125,488)
  Payments on liability for earthquake loss                           (36,317)             -
                                                                 -------------       -------------

              Net cash used in financing activities                  (149,674)           (125,488)
                                                                 -------------       -------------

NET INCREASE (DECREASE) IN CASH AND
  AND CASH EQUIVALENTS                                                179,815             (52,147)

CASH AND CASH EQUIVALENTS, beginning of period                      1,794,041           1,195,937
                                                                 -------------       -------------

CASH AND CASH EQUIVALENTS, end of period                       $    1,973,856      $    1,143,790
                                                                 =============       ==============

NON CASH INVESTING AND FINANCING ACTIVITIES
  During 1996, the Partnership was relieved of a nonrecourse mortgage note payable and related accrued interest upon
     foreclosure of a rental property, summarized as follows:
         Mortgage note payable                                      3,453,485              -
         Accrued interest payable                                     281,462              -
         Write off of rental property                              (3,469,351)             -
         Write off of other assets and liabilities                     (6,508)             -
                                                                 -------------       --------------

              Gain on foreclosure of rental property                  259,088              -
                                                                 =============       ==============


The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

         In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1996, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

         In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was reflected in income in the fourth quarter of 1995 and as a receivable at December 31, 1995.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

NOTE 2 - MORTGAGE NOTES PAYABLE

         Mortgage notes payable consist of the following:

         a. Conventional mortgage notes bearing interest at rates ranging from 8% to 10.375% per annum, payable in monthly installments ranging from $14,105 to $44,300 per month and having maturity dates from February 1996 to March 2001. These notes total $15,303,235 at June 30, 1996.

         b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,330,771 at June 30, 1996.

         The mortgage notes are secured by deeds of trust on the rental properties.

                 In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender and the mortgage was in default. A Trust Deed Sale has been completed as of May 23, 1996 and the property was forclosed upon on May 23, 1996. The assets and liabilities were written off at June 30, 1996 and the operating statement reflects a gain of $259,000.

NOTE 3 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and
         other collections. Management fees charged to  operations   under this
         agreement were approximately $124,600 and $154,700 for the six months ended June 30, 1996 and 1995, respectively.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

         An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $737,000 as of December 31, 1995. (Note 1). The remaining earthquake work which shall be funded from insurance proceeds is estimated to be approximately $226,891 will be competitively bid. On February 22, 1996, the Partnership entered into contracts with the affiliate of NAPICO to perform earthquake related repairs of $107,700 at the damaged properties, of which $37,000 has been paid as of June 30, 1996.

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

         The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of June 30, 1996 was approximately $672,000.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $5,388 and $5,352 for the six months ended June 30, 1996 and 1995, respectively, and is included in general and administrative expenses.

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

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate. The Partnership acquired 6 buildings at various dates during 1984 and 1985. One of the buildings was foreclosed in 1996.

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

         The Parkside Apartments rental property was operating at a deficit. In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender. The mortgage lender filed a notice of default on January 17, 1996, and foreclosed on the property on May 23, 1996. The foreclosure resulted in a gain of $259,088 because the Partnership was relieved of nonrecourse liabilities which were in excess of the net book value of the property.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         Occupancy at the Warner Willows I and II properties averaged 92 percent during the first six months of 1996, a 5 percent decrease from the same period in 1995. Both properties operated with positive cash earnings for the six months ended June 30, 1996, (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for the six months ended June 30, 1996 were approximately $41,000 and $9,000 for Warner Willows I and II, respectively.

         Occupancy at the Arbor Glen property averaged 95 percent during the first six months of 1996 a 1 percent increase from the same period in 1995. The property operated with a positive cash flows of approximately $133,000 during the first six months of 1996. The existing loan of $5 million maturing on May 1, 1996 was extended to August 1996 while concurrently entering into negotiations with Home Savings of America to refinance the existing loan. A good faith deposit check was given to Home Savings of America on February 28, 1996.

         Occupancy at the Park Creek property averaged 70 percent during the first six months of 1996, a 15 percent decrease from the same period in 1995. The property operated with a positive cash flows of approximately $23,000 (excluding earthquake repair costs, depreciation and principal payments on the mortgage loan) during the first six months of 1996.

         Occupancy at the Willowbrook property averaged 92 percent during the first six months of 1996, a 4 percent decrease from the same period in 1995. The property operated with a positive cash flow of approximately $129,000, (excluding depreciation and principal payments on the mortgage loan) during the first six months of 1996.

         On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. Included in liabilities as of June 30, 1996 is approximately $591,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, which nets to approximately $824,000, were expensed in the period ended December 31, 1994, since they did not extend the useful life of the properties. In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was reflected in income in the fourth quarter of 1995 and included as a receivable at December 31, 1995.

         An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $737,000 as of December 31, 1995. The remaining earthquake work to be performed will be competitively bid. On February 22, 1996, the Partnership entered into contracts with the affiliate of NAPICO to perform earthquake related repairs of $107,700 at the properties, of which $37,000 has been paid as of June 30, 1996.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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

         The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Partnership Agreement, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, management and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. On March 21, 1994, the excess proceeds received from the Park Creek and the Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. The amount outstanding as of June 30, 1996 was approximately $672,000.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1996, the Partnership's corporate general partner was a plaintiff or defendant in several lawsuits. None of these were related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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


                             REAL EQUITY PARTNERS
                             (a California limited partnership)


                             By: National Partnership Investments Corp.
                                 Corporate General Partner


                             Date:
                                  ---------------------------------------------



                             By:
                                 ---------------------------------------------
                                 Bruce Nelson
                                 President



                             Date:
                                  ---------------------------------------------



                               By:
                                  ---------------------------------------------
                                  Shawn Horwitz
                                  Executive Vice President and
                                  Chief Financial Officer