Form 10-Q
period 1996-09-30
REAL EQUITY PARTNERS
filed 1996-11-14
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-82765

                              REAL EQUITY PARTNERS
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3784125

                         9090 WILSHIRE BLVD., SUITE 201
                            BEVERLY HILLS, CA  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ----      ----

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                    Balance Sheets, September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . 1

                    Statements of Operations,
                          Nine and Three Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . 2

                    Statement of Partners' Equity (Deficiency),
                          Nine Months Ended September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . 3

                    Statements of Cash Flows,
                          Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . 4

                    Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

      Item 2.  Management's Discussion and Analysis of Financial
                    Position and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

      Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                              1996               1995
                                                          (Unaudited)         (Audited)
                                                         --------------     --------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
     Land                                              $     6,553,357    $     7,077,565
     Buildings                                              22,096,723         26,949,118
     Furniture and equipment                                 3,720,901          4,034,243
                                                         --------------     --------------
                                                            32,370,981         38,060,926
     Less accumulated depreciation                         (12,916,781)       (14,497,544)
                                                         --------------     --------------

                                                            19,454,200         23,563,382
                                                         --------------     --------------

CASH AND CASH EQUIVALENTS                                    2,170,744          1,794,041
                                                         --------------     --------------

OTHER  ASSETS:
     Due from affiliated rental agent                          625,661            448,634
     Other receivables and prepaid expenses                    227,780            225,144
     Receivable for earthquake loss (Note 1)                    -                 334,591
                                                         --------------     --------------
                                                               853,441          1,008,369
                                                         --------------     --------------

          TOTAL ASSETS                                 $    22,478,385    $    26,365,792
                                                         ==============     ==============


                          LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Notes 2 and 7)            $    14,122,841    $    17,747,363
     Accrued fees and expenses due general partner
          (Notes 5 and 7)                                      682,942            651,320
     Accrued interest payable                                  100,271            388,551
     Accounts payable and accrued expenses (Note 1)            162,749            269,663
     Liability for earthquake loss (Note 1)                    516,149            627,738
     Tenant security deposits                                  235,078            255,772
                                                         --------------     --------------
                                                            15,820,030         19,940,407
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                             6,658,355          6,425,385
                                                         --------------     --------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY      $    22,478,385    $    26,365,792
                                                         ==============     ==============


The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                                   Nine months     Three months      Nine months     Three months
                                                       ended           ended             ended           ended
                                                  Sept. 30, 1996   Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1995
                                                  ---------------  ---------------  ---------------  ---------------
RENTAL OPERATIONS:
   Revenues
     Rental income                              $      3,541,982  $     1,171,944  $     3,942,549  $     1,286,277
     Other income                                        128,825           40,284          213,856           69,686
                                                  ---------------  ---------------  ---------------  ---------------
                                                       3,670,807        1,212,228        4,156,405        1,355,963
                                                  ---------------  ---------------  ---------------  ---------------
   Expenses
     Operating expenses                                1,596,554          476,625        1,960,493          579,185
     Management fees - affiliate (Note 4)                183,592           58,956          229,743           75,078
     Depreciation (Note 1)                               639,831          184,603          682,839          227,613
     General and administrative expenses                 171,938           41,516          195,790           65,845
     Interest expense (Note 2)                         1,050,365          343,262        1,334,960          442,225


                                                       3,642,280        1,104,962        4,403,825        1,389,946
                                                  ---------------  ---------------  ---------------  ---------------

     Income (loss) from rental operations                 28,527          107,266         (247,420)         (33,983)
                                                  ---------------  ---------------  ---------------  ---------------

PARTNERSHIPS OPERATIONS:
   Interest income                                        54,465           19,159           34,007           11,226
                                                  ---------------  ---------------  ---------------  ---------------

   Expenses
     General and administrative expenses                  44,978           16,178           65,933           26,102
     Professional fees                                    32,510            4,768           24,950            2,986
     Interest expense - general partner (Note 5)          31,622           10,618           31,507           10,618
                                                  ---------------  ---------------  ---------------  ---------------

                                                         109,110           31,564          122,390           39,706
                                                  ---------------  ---------------  ---------------  ---------------

     Loss from partnership operations                    (54,645)         (12,405)         (88,383)         (28,480)
                                                  ---------------  ---------------  ---------------  ---------------

GAIN ON FORECLOSURE OF RENTAL PROPERTIES                 259,088           -                -                -
                                                  ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                               $        232,970   $       94,861  $      (335,803)  $      (62,463)
                                                  ===============  ===============  ===============  ===============


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST                                   $              8   $            3  $           (11)  $           (2)
                                                  ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                             General          Limited
                                            Partners          Partners            Total
                                          -------------     -------------     -------------
PARTNERSHIP INTERESTS,
   September 30, 1996                                             30,000
                                                            =============

EQUITY (DEFICIENCY),
   January 1, 1996                      $     (720,324)     $  7,145,709      $  6,425,385

Net income for the nine months
   ended September 30, 1996                      2,329           230,641           232,970
                                          -------------     -------------     -------------

EQUITY (DEFICIENCY),
   September 30, 1996                   $     (717,995)     $  7,376,350      $  6,658,355
                                          =============     =============     =============


The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                        1996               1995
                                                                    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                                              $      232,970     $     (335,803)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                      639,831            682,838
       Gain on foreclosure of rental property                           (259,088)            -
       Decrease (increase) in:
            Due from affiliated rental agent                            (259,879)          (325,928)
            Other receivables and prepaid expenses                       (23,102)            27,237
            Receivable for earthquake loss                               334,591             -
       Increase (decrease) in:
             Accrued fees and expenses due general partner                31,622             31,507
             Accounts payable and accrued expenses                       (30,798)           116,820
             Accrued interest payable                                     (6,818)            -
                                                                    -------------      -------------

             Net cash provided by operating activities                   659,329            196,671
                                                                    -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage notes payable                          (171,037)          (174,991)
  Payments on liability for earthquake loss                             (111,589)            -
                                                                    -------------      -------------

              Net cash used in financing activities                     (282,626)          (174,991)
                                                                    -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                376,703             21,680

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,794,041          1,195,937
                                                                    -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    2,170,744     $    1,217,617
                                                                    =============      =============

NON CASH INVESTING AND FINANCING ACTIVITIES
  During 1996, the Partnership was relieved of a nonrecourse mortgage note payable and related accrued interest upon
     foreclosure of a rental property, summarized as follows:
         Mortgage note payable                                         3,453,485             -
         Accrued interest payable                                        281,462             -
         Write off of rental property                                 (3,469,351)            -
         Write off of other assets and liabilities                        (6,508)            -
                                                                    -------------      -------------

              Gain on foreclosure of rental property                     259,088             -
                                                                    =============      =============


The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1996, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

         On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge earthquake in the Los Angeles area. The total estimated expenditures needed to repair the properties, net of insurance recoveries in 1994 of $630,000, which nets to approximately $824,000, were expensed in 1994 since they did not extend the useful life of the properties. In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was reflected in income in the fourth quarter of 1995 and as a receivable at December 31, 1995.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

NOTE 2 - MORTGAGE NOTES PAYABLE

         Mortgage notes payable consist of the following:

         a. Conventional mortgage notes bearing interest at rates ranging from 8% to 10.375% per annum, payable in monthly installments ranging from $14,105 to $44,300 per month and having maturity dates from February 1996 to March 2001. These notes total $11,809,992 at September 30, 1996.

         b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,312,849 at September 30, 1996.

         The mortgage notes are secured by deeds of trust on the rental properties.

                 In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender and the mortgage was in default. A Trust Deed Sale was completed and the property was forclosed upon on May 23, 1996. The assets and liabilities were written off at June 30, 1996 and the operating statement reflects a gain of $259,000 because the Partnership was relieved of nonrecourse liabilities which were in excess of the net book value of the property.

NOTE 3 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and
         other collections. Management fees charged to  operations   under this
         agreement were approximately $183,600 and $229,700 for the nine months ended September 30, 1996 and 1995, respectively.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

         An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $735,000 as of December 31, 1995. (Note 1). The remaining earthquake work which shall be funded from insurance proceeds is estimated to be approximately $226,891 will be competitively bid. On February 22, 1996, the Partnership entered into contracts with the affiliate of NAPICO to perform earthquake related repairs of $107,700 at the damaged properties, of which $112,600 has been paid as of September 30, 1996.

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

         The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of September 30, 1996 was approximately $682,900.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $9,621 and $8,028 for the nine months ended September 30, 1996 and 1995, respectively, and is included in general and administrative expenses.

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

                               SEPTEMBER 30, 1996


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

                               SEPTEMBER 30, 1996

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

                               SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         Occupancy at the Warner Willows I and II properties averaged 92 percent during the first nine months of 1996, a 4 percent decrease from the same period in 1995. Both properties operated with positive cash earnings for the nine months ended September 30, 1996, (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for the nine months ended September 30, 1996 were approximately $83,000 and $29,000 for Warner Willows I and II, respectively.

         Occupancy at the Arbor Glen property averaged 96 percent during the first nine months of 1996, a 1 percent increase from the same period in 1995. The property operated with a positive cash flows of approximately $40,000 during the first nine months of 1996. The existing loan of $5 million maturing on May 1, 1996 was extended to August 1997 while concurrently entering into negotiations with Home Savings of America to refinance the existing loan. A good faith deposit check was given to Home Savings of America on February 28, 1996.

         Occupancy at the Park Creek property averaged 75 percent during the first nine months of 1996, a 10 percent decrease from the same period in 1995. The property operated with a positive cash flows of approximately $59,000 (excluding earthquake repair costs, depreciation and principal payments on the mortgage loan) during the first nine months of 1996.

         Occupancy at the Willowbrook property averaged 94 percent during the first nine months of 1996, a 1 percent decrease from the same period in 1995. The property operated with a positive cash flow of approximately $247,000, (excluding depreciation and principal payments on the mortgage loan) during the first nine months of 1996.

         On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in the Los Angeles area. Included in liabilities as of September 30, 1996 is approximately $516,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries in 1994 of $630,000, which nets to approximately $824,000, were expensed in 1994, since they did not extend the useful life of the properties. In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was reflected in income in the fourth quarter of 1995 and included as a receivable at December 31, 1995.

         An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $735,000 as of December 31, 1995. The remaining earthquake work to be performed will be competitively bid. On February 22, 1996, the Partnership entered into contracts with the affiliate of

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         NAPICO to perform earthquake related repairs of $107,700 at the properties, of which $112,600 has been paid as of September 30, 1996.

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

         The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Partnership Agreement, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, management and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. On March 21, 1994, the excess proceeds received from the Park Creek and the Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. The amount outstanding as of September 30, 1996 was approximately $682,900.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1996, the Partnership's corporate general partner was a plaintiff or defendant in several lawsuits. None of these were related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


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