Form 10-K405
period 1996-12-31
REAL EQUITY PARTNERS
filed 1997-04-10
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1996

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

                     Yes   X          No
                         ------         ------

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

As of December 31, 1996, the Partnership remains invested in five apartment projects. One property was foreclosed upon in 1996. Substantially all of the buildings are leased on a month-to-month basis. The management of the Partnership's properties is the responsibility of an affiliate of NAPICO (the "Property Manager"). The principal business of the Property Manager is residential property management.

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

During 1996, the projects in which REP had invested were substantially rented. The following is a schedule of the occupancy status, as of December 31, 1996, of the projects in which REP has invested:


              SCHEDULE OF PROJECTS IN WHICH REP HAS AN INVESTMENT
                               DECEMBER 31, 1996



                                               No. of                              Units          Percentage of
Name & Location                                Units                             Occupied          Total Units
---------------                                ------                            --------         -------------
Arbor Glen
 West Covina, CA                                 208                               205                 99%

Park Creek
 Canoga Park, CA                                 123                               109                 89%

Warner Willows I
 Woodland Hills, CA                               74                                74                100%

Warner Willows II
 Woodland Hills, CA                               73                                69                 95%

Willowbrook Apartments
 Reno, NV                                        183                               168                 92%
                                                ----                              ----
                                                 661                               625                 95%
                                                ====                              ====

ITEM 2.      PROPERTIES

Through acquisition, REP holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3.      LEGAL PROCEEDINGS

As of December 31, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. Additionally, certain slip and fall lawsuits, each of which is covered by insurance, are pending against the Partnership although none are expected to result in any exposure to the Partnership.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1996, there were 3,115 registered holders of units in REP. It was intended that distributions of Net Cash From Operations will be made to the limited partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the limited partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. The Partnership made two distributions to the limited partners in 1996.

ITEM 6.  SELECTED FINANCIAL DATA:




                                                          Year Ended December 31,
                           ------------------------------------------------------------------------------
                                 1996             1995            1994            1993            1992
                            ------------     ------------    ------------    ------------    ------------
Rental Revenues             $  4,935,895     $  5,486,329    $  5,678,656    $  5,463,671    $  5,659,992

Interest Income                   89,711           49,476          37,710          12,779          34,848
                            ------------     ------------    ------------    ------------    ------------
   Total Revenues           $  5,025,606     $  5,535,805    $  5,716,366    $  5,476,450    $  5,694,840
                            ============     ============    ============    ============    ============
Net Income (Loss)           $    184,074     $   (324,850)   $ (1,024,765)   $   (279,385)   $ (1,455,688)
                            ============     ============    ============    ============    ============
Net Income (Loss)
   Per Limited
   Partnership Interest     $          6     $        (11)   $        (34)   $         (9)   $        (48)
                            ============     ============    ============    ============    ============
Rental Property
   Owned at Cost
   Less Accumulated
   Depreciation             $ 19,269,597     $ 23,563,382    $ 24,473,838    $ 25,384,299    $ 26,294,751
                            ============     ============    ============    ============    ============

Total Assets                $ 22,049,995     $ 26,365,792    $ 26,668,029    $ 27,182,103    $ 27,666,578
                            ============     ============    ============    ============    ============

Mortgage Notes Payable      $ 14,064,914     $ 17,747,363    $ 17,959,940    $ 15,517,461    $ 15,633,199
                            ============     ============    ============    ============    ============

Accrued Fees Due
   General Partner          $    693,560     $    651,320    $    609,195    $  2,836,956    $  2,626,812
                            ============     ============    ============    ============    ============

Cash Distributions
   Declared Per Limited
   Partnership Interest     $      10.00     $    -          $      15.00    $      10.00    $      10.00
                            ============     ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary source of funds include cash flow from rental operations and interest income on certificates of deposit and money market accounts.

Distributions of net cash from operations were normally intended to be made to the Limited Partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of Units held. The distributions for February, May and August, 1994, in the amount of $150,000 each were made to the limited partners. From November 1994 through May 1996, distributions to the limited partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. The Partnership made two distributions, each in the amount of $150,000, to the limited partners in 1996.

Currently, it is anticipated that the Partnership will continue to meet its current and long-term obligations as they become due.

CAPITAL RESOURCES

As of December 31, 1984, REP received proceeds of $30,000,000 from the sale of limited partnership interests, pursuant to a registration statement on Form S-11.

RESULTS OF OPERATIONS

REP was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate, as discussed in Item 1. The seven rental properties originally owned by REP were acquired at various times during 1984 and 1985. The Partnership remains invested in five rental properties as of December 31, 1996.

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

The Parkside Apartments rental property was operating at a deficit and NAPICO was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender. The mortgage lender filed a notice of default on January 17, 1996, and foreclosed on the property on May 23, 1996. The foreclosure resulted in a gain of $259,088 because the Partnership was relieved of nonrecourse liabilities which were in excess of the net book value of the property.

Occupancy at the Warner Willows I and II properties averaged 94%, 95% and 96% in 1996, 1995 and 1994, respectively. Both properties operated with positive cash earnings in 1996, 1995 and 1994 (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for 1996 were approximately $96,000 and $38,000 for Warner Willows I and II, respectively, for 1995 they were approximately $87,000 and $45,000 for Warner Willows I and II, respectively, and for 1994 approximately $156,000 and $110,000 for Warner Willows I and II, respectively. See below for estimated costs related to the Northridge Earthquake, which are not included in these amounts.

Occupancy at the Arbor Glen property averaged 96%, 95% and 96% in 1996, 1995 and 1994, respectively. The property operated positively in 1996, 1995 and 1994, and produced cash flows of approximately $189,000, $137,000 and $210,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

Occupancy at the Park Creek property averaged 81%, 83% and 92% in 1996, 1995 and 1994, respectively. The property operated positively during 1996, 1995 and 1994, producing cash earnings of approximately $97,000, $78,000 and $193,000, respectively, (excluding earthquake repair costs, depreciation and principal payments on the mortgage loan). See below for estimated costs related to the Northridge Earthquake, which are not included in these amounts.

Occupancy at the Willowbrook property averaged 94%, 96% and 97%, in 1996, 1995 and 1994, respectively. The property operated positively during 1996, 1995 and 1994, producing cash flows of approximately $364,000, $259,000 and $260,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge Earthquake in January 1994. Insurance proceeds of approximately $630,000 have been allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, is approximately $824,000, and has been expensed in 1994 since they do not extend the useful life of the properties. Included in liabilities is approximately $516,000 and $628,000 at December 31, 1996 and 1995, respectively, related to the Northridge Earthquake damages. Through December 31, 1996, approximately $938,000 has been paid for earthquake repairs and of this amount approximately $849,000 was paid to an affiliate of NAPICO.
Included in payments to the affiliate of NAPICO was $111,600 paid under a contract for $121,607 entered into by the Partnership on February 22, 1996, after receiving competitive bids. The remaining earthquake repair work will be competitively bid.

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

The Partnership is incurring interest expense at a rate of 8% per annum on the unpaid fees due the general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8% for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10% of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each limited partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3% of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. On March 21, 1994, excess proceeds received from the Park Creek and the Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. As of December 31, 1996 and 1995, approximately $694,000 and $651,000, respectively, was outstanding.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                              REAL-EQUITY PARTNERS
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULE
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Real-Equity Partners
(A California limited partnership)

We have audited the accompanying balance sheets of Real-Equity Partners (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index on item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real-Equity Partners as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                        1996            1995
                                                                    -----------    ------------
     RENTAL PROPERTY, at cost (Notes 1 and 2)
          Land                                                     $  6,553,357    $  7,077,565
          Buildings                                                  22,096,723      26,949,118
          Furniture and equipment                                     3,720,901       4,034,243
                                                                   ------------    ------------
                                                                     32,370,981      38,060,926
          Less accumulated depreciation                             (13,101,384)    (14,497,544)
                                                                   ------------    ------------

                                                                     19,269,597      23,563,382
                                                                   ------------    ------------

     CASH AND CASH EQUIVALENTS                                        1,884,218       1,794,041
                                                                   ------------    ------------

     OTHER  ASSETS:
          Due from affiliated rental agent, including restricted
               cash held for security deposits of $36,876 and
               $35,973 at December 31, 1996 and 1995,
               respectively (Note 5)                                    652,923         448,634
          Other receivables and prepaid expenses                        243,257         225,144
          Receivable for earthquake loss (Note 1)                         -             334,591
                                                                   ------------    ------------
                                                                        896,180       1,008,369
                                                                   ------------    ------------

               TOTAL ASSETS                                        $ 22,049,995    $ 26,365,792
                                                                   ============    ============

                               LIABILITIES AND PARTNERS' EQUITY
     LIABILITIES:
          Mortgage notes payable (Notes 2 and 8)                   $ 14,064,914    $ 17,747,363
          Accrued fees and expenses due general partner
               (Notes 6 and 8)                                          693,560         651,320
          Accrued interest payable (Note 2)                              56,541         388,551
          Accounts payable and accrued expenses (Note 1)                179,681         269,663
          Liability for earthquake loss (Note 1)                        516,150         627,738
          Tenant security deposits                                      229,690         255,772
                                                                   ------------    ------------
                                                                     15,740,536      19,940,407
                                                                   ------------    ------------
     COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 7)

     PARTNERS' EQUITY                                                 6,309,459       6,425,385
                                                                   ------------    ------------

                TOTAL LIABILITIES AND PARTNERS' EQUITY             $ 22,049,995    $ 26,365,792
                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996           1995            1994
                                                        ----------     -----------    ------------
RENTAL OPERATIONS:
     Revenues
        Rental income                                   $4,764,778     $ 5,195,601     $ 5,398,696
        Other income                                       171,117         290,728         279,960
                                                        ----------     -----------    ------------
                                                         4,935,895       5,486,329       5,678,656
                                                        ----------     -----------    ------------
     Expenses
        Operating expenses                               2,201,513       2,803,364       2,567,290
        Management fees - affiliate (Note 5)               243,445         301,998         305,370
        Depreciation (Note 1)                              824,434         910,456         910,461
        General and administrative expenses                265,435         254,768         254,340
        Interest expense (Note 2)                        1,407,333       1,739,076       1,653,369
        Provision (benefit) for earthquake loss
           (Note 1)                                          -            (334,591)        824,093
                                                        ----------     -----------    ------------

                                                         4,942,160       5,675,071       6,514,923
                                                        ----------     -----------    ------------

        Loss from rental operations                         (6,265)       (188,742)       (836,267)
                                                        ----------     -----------    ------------

PARTNERSHIP OPERATIONS:
     Interest income                                        89,711          49,476          37,710
                                                        ----------     -----------    ------------
     Expenses
        General and administrative expenses                 77,939          93,076         114,850
        Professional fees                                   38,281          50,383          28,722
        Interest expense - general partner (Note 6)         42,240          42,125          82,636
                                                        ----------     -----------    ------------

                                                           158,460         185,584         226,208
                                                        ----------     -----------    ------------

        Loss from partnership operations                   (68,749)       (136,108)       (188,498)
                                                        ----------     -----------    ------------

GAIN ON FORECLOSURE OF RENTAL PROPERTY
     (Note 1)                                              259,088           -               -
                                                        ----------     -----------    ------------

NET INCOME (LOSS)                                       $  184,074     $  (324,850)   $ (1,024,765)
                                                        ==========     ===========    ============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 4)                                  $        6     $       (11)   $        (34)
                                                        ==========     ===========    ============





   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                       General          Limited
                                                       Partners         Partners            Total
                                                       --------        -----------      ----------
   EQUITY (DEFICIENCY),
      January 1, 1994                                $ (706,827)      $ 8,931,827      $ 8,225,000

      Net loss for 1994                                 (10,248)       (1,014,517)      (1,024,765)
      Cash distributions ($15.00 per limited
      partner unit) for 1994 (Note 1)                    -               (450,000)        (450,000)
                                                     ----------       -----------      -----------
   EQUITY (DEFICIENCY),
      December 31, 1994                                (717,075)        7,467,310        6,750,235

      Net loss for 1995                                  (3,249)         (321,601)        (324,850)
                                                     ----------       -----------      -----------

   EQUITY (DEFICIENCY),
      December 31, 1995                                (720,324)        7,145,709        6,425,385

      Net income for 1996                                 1,840           182,234          184,074
      Cash distributions ($10.00 per limited
      partner unit) for 1996 (Note 1)                     -              (300,000)        (300,000)
                                                     ----------       -----------      -----------
   EQUITY (DEFICIENCY),
      December 31, 1996                              $ (718,484)      $ 7,027,943      $ 6,309,459
                                                     ==========       ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996           1995           1994
                                                               ----------     ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                                    $  184,074     $ (324,850)     $(1,024,765)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation                                              824,434        910,456          910,461
        Gain on foreclosure of rental property                   (259,088)
        Provision (benefit) for earthquake loss                     -           (334,591)         824,093
  Changes in operating assets and liabilities:
       Decrease (increase) in:
            Due from affiliated rental agent                     (287,141)       254,491          245,541
            Other receivables and prepaid expenses                (38,579)        69,985         (182,690)
            Receivable for earthquake loss                        334,591            -            629,590
       Increase (decrease) in:
             Accrued fees and expenses due general partner         42,240         42,125       (2,227,761)
             Accounts payable and accrued expenses                (13,866)        43,642           60,522
             Accrued interest payable                             (50,548)       202,000           31,627
             Liability for earthquake loss                       (111,588)       (28,990)        (796,956)
             Tenant security deposits                              (5,388)       (23,587)          (2,903)
                                                               ----------     ----------      -----------
             Net cash provided by (used in)
                  operating activities                            619,141        839,671       (1,365,875)
                                                               ----------     ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                      (300,000)           -           (450,000)
  Principal payments on mortgage notes payable                   (228,964)      (212,577)        (661,157)
  Proceeds from mortgage notes payable                              -                -          5,785,000
  Payment of mortgage notes payable                                 -                -         (2,681,364)
                                                               ----------     ----------      -----------
              Net cash provided by (used in)
                   financing activities                          (528,964)      (241,567)       1,825,113
                                                               ----------     ----------      -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                      90,177        598,104          459,238

CASH AND CASH EQUIVALENTS,
  beginning of year                                             1,794,041      1,195,937          736,699
                                                               ----------     ----------      -----------
CASH AND CASH EQUIVALENTS,
  end of year                                                  $1,884,218     $1,794,041      $ 1,195,937
                                                               ==========     ==========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                $1,356,785     $1,537,075      $ 1,621,740
                                                               ==========     ==========      ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  (Unaudited)

                                                                       1996             1995        1994
                                                                     ----------        -------    --------
NON CASH INVESTING AND FINANCING ACTIVITIES
    During 1996, the Partnership was relieved of a nonrecourse mortgage note payable and related accrued interest upon
       foreclosure of a rental property, summarized as follows:
           Mortgage note payable                                     $ 3,453,485       $  -         $ -
           Accrued interest payable                                      281,462          -           -
           Write off of rental property                               (3,469,351)         -           -
           Write off of other assets and liabilities                      (6,508)         -           -
                                                                     -----------        -----       -----
                Gain on foreclosure of rental property               $   259,088        $ -         $ -
                                                                     ===========        =====       =====




   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.     Organization

              Real-Equity Partners (the "Partnership") was formed under the California Limited Partnership Act on September 9, 1981. The Partnership was formed to invest in residential rental projects. The Partnership invested in seven residential apartment projects; one of these properties was foreclosed in March 1993. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments Associates II (NAPIA II), a California limited partnership. Casden Investment Corporation owns 100 percent of NAPICO's stock. The general partner of NAPIA II is NAPICO and one of the limited partners is an officer of NAPICO.

              The Partnership offered and issued 30,000 units of limited partnership interests through a public offering. The terms of the Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Based on cash distributions made to the limited partners as of December 31, 1996, $834,188 was due to the general partners as their 10% percent share of cash available for distribution. This amount was paid to the general partners in February 1997.

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

       c.     Rental Property and Depreciation

              Rental property is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment as follows:

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Asset                                         Estimated Useful Lives
              -----                                         ----------------------
              Buildings                                           30 years
              Furniture and equipment                              5 years

              The Parkside Apartments rental property was operating at a deficit and NAPICO was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender. The mortgage lender filed a notice of default on January 17, 1996, and foreclosed on the property on May 23, 1996. The foreclosure resulted in a gain of $259,088 because the Partnership was relieved of nonrecourse liabilities which were in excess of the net book value of the property. The gain was classified as an ordinary gain because the fair value of the property approximated the liabilities that were relieved.

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

       e.     Impairment of Long-Lived Assets

              The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     MORTGAGE NOTES PAYABLE

       Mortgage notes payable consists of the following:

                                                                                       1996               1995
                                                                                       ----               ----

       a.     Mortgage note bearing interest at the rate of 10.375 percent per annum payable in monthly installments of approximately $44,300 including interest through August 1997, at which time the then outstanding principal balance is due and payable.  The Partnership is in process of refinancing the loan and is of the opinion that it will obtain financing at comparable terms.  Secured by land and buildings with a net book value of $5,625,203 at December 31,
              1996.
                                                                                     $4,991,907         $5,005,180

       b.     Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; currently payable in monthly installments of $13,653 including interest through
              September 22, 1998, at which time the then outstanding principal balance is due and payable.  Secured by land and buildings with a net book value of $3,296,373 at December 31, 1996.  The interest rate at December 31, 1996 was 10.25 percent per annum.
                                                                                      1,311,730          1,339,420

       c. Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; currently payable in monthly installments of $28,547 including interest through March
              1, 2001, at which time the then outstanding principal balance is due and payable. Secured by land and buildings with a net book value of $3,423,341 at December 31, 1996. The interest rate at December 31, 1996 was 10.25 percent per annum.

                                                                                      2,764,546          2,823,624

       d. Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; currently payable in monthly installments of $27,904 including interest


                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     MORTGAGE NOTES PAYABLE (CONTINUED)

                                                                                         1996                 1995
                                                                                      ----------           ----------
              through March 1, 2001, at which time the then outstanding
              principal balance is due and payable.  Secured by land and buildings with a net book value of $3,118,285 at December 31,
              1996.  The interest rate at December 31, 1996 was 10.25 percent per annum.
                                                                                     2,702,119           2,759,964

       e. Mortgage note bearing interest at the rate of 9.75 percent per annum; payable in monthly installments of approximately $36,900 including interest through April 1997, at which time the then outstanding principal balance is due and payable. Secured by land and buildings with a net book value of $3,555,373 at December 31, 1995. In March 1995, the Partnership ceased making payments to the mortgage lender of this property and the mortgage was in default (Note 1). Included in accrued interest payable at December 31, 1995 is $281,462 in delinquent interest. Included in accounts payable and accrued expenses at December 31, 1995 was delinquent property taxes of $52,602.

              A Trust Deed Sale was completed and the property was foreclosed on
              May 23, 1996, therefore, the mortgage note was written off in
              1996.
                                                                                          -              3,453,485

       f.     Mortgage note insured by the Department of Housing and Urban
              Development (HUD) under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500 including interest through 2013, at which time the then outstanding principal balance is due and payable. Secured by land and buildings with

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     MORTGAGE NOTES PAYABLE (CONTINUED)

       a net book value of $3,806,395 at December 31, 1996. The project is regulated by HUD as to rent charges, operating methods and annual distributions.

                                                                                        2,294,612          2,365,690
                                                                                      -----------        -----------

                                                                                      $14,064,914        $17,747,363
                                                                                      ===========        ===========

       Maturities on the mortgage notes payable, are as follows:

              Years Ended December 31,
              ------------------------
                 1997                                                    $ 5,784,330
                 1998                                                      2,033,005
                 1999                                                        765,563
                 2000                                                        771,935
                 2001                                                      2,858,354
               Thereafter                                                  1,851,727
                                                                         -----------
                                                                         $14,064,914
                                                                         ===========

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

5.     RELATED PARTY TRANSACTION

       The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5% of gross rentals and other collections plus reimbursement of certain expenses. The affiliate received property management fees of $243,445 and $301,998 and $305,370 in 1996, 1995 and
       1994 respectively.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


5.     RELATED PARTY TRANSACTION (CONTINUED)

       An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $849,000 as of December 31, 1996 (Note 1). Included in payments to the affiliate of NAPICO was $111,600 paid under a contract for $121,607 entered into by the Partnership on February 22, 1996, after receiving competitive bids. The remaining earthquake repair work will be competitively bid.

6.     FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Partnership Agreement, the Partnership is obligated to NAPICO for a deferred acquisition fee. This fee is for services rendered in connection with the management of the Partnership, and the selection, purchase, acquisition, development and monitoring the operations of its properties. Distribution of any part of this fee from net cash from operations shall be subordinated to receipt by each limited partner of an amount equal to a cumulative, non-compounded 6 percent annual distribution with respect to his adjusted capital value (as defined in the Partnership Agreement). The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of the investment in properties plus any proceeds from sale or refinancing of the properties. The deferred acquisition fee shall be an amount which, when present valued at 8 percent from certain dates, as defined in the partnership agreement, equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of the deferred acquisition fee will be made from net cash from operations and net proceeds from sale or refinancing for a maximum of 15 years, or until the above limit is met.

       The present value of the deferred acquisition fee of $1,783,767 has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. The amount outstanding as of December 31, 1996 and 1995 was $693,560 and $651,320, respectively, which is not currently payable based on the terms of the Partnership Agreement. Approximately $2,300,000 was paid in March 1994 to NAPICO out of refinancing proceeds.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,426, $10,704 and $10,313 in 1996, 1995
       and 1994, respectively, and is included in partnership expenses.

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

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


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

                                                                    SCHEDULE III

                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996



                                                                                           Total Land,
                                                                          Buildings         Buildings,
Partnership                Number of  Outstanding                     Furnishings and   Furnishings and      Accumulated
Location                     Units     Mortgage         Land              Equipment         Equipment         Depreciated
-----------                ---------  -----------     ---------       ----------------  ----------------     ------------
Arbor Glen -
  West Covina, CA             208    $ 4,991,907      $1,253,592        $ 8,874,255        $10,127,847       $ 4,502,644

Park Creek -
  Canoga Park, CA             123      1,311,730       1,403,251          4,213,772          5,617,023         2,320,650

Warner Willows I -
   Woodlands Hills, CA         74      2,764,546       1,609,206          3,871,310          5,480,516         2,057,175

Warner Willows II -
  Woodland Hills, CA           73      2,702,119       1,419,077          3,531,025          4,950,102         1,831,817

Willowbrook Apartments -
  Reno, NV                    183      2,294,612         868,231          5,327,262          6,195,493         2,389,098
                              ---    -----------      ----------        -----------        -----------       -----------
                              661    $14,064,914      $6,553,357        $25,817,624        $32,370,981       $13,101,384
                              ===    ===========      ==========        ===========        ===========       ===========

                                                                    SCHEDULE III
                                                                     (Continued)
                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


NOTES:               1.       Rental property is stated at cost.  Depreciation
                              is provided for on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the apartments are leased on a month-to-month basis.

                     2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1996 is approximately $38,896,531.

                     3. Investments in property and equipment are as follows:

                                                                               Buildings
                                                                              Furnishings,
                                                                                  And
                                                         Land                   Equipment                   Total
                                                     ------------             ------------             -------------
Balance at January 1, 1994                            $7,077,565               $30,983,361              $38,060,926

Net additions, 1994                                        -                         -                        -
                                                      ----------               -----------              -----------

Balance of December 31, 1994                           7,077,565                30,983,361               38,060,926

Net additions, 1995                                        -                         -                        -
                                                      ----------               -----------              -----------

Balance of December 31, 1995                           7,077,565                30,983,361               38,060,926

Net additions, 1996                                       -                         -                        -

Less Parkside foreclosure                               (524,208)               (5,165,737)              (5,689,945)
                                                      ----------               -----------              -----------

Balance at December 31, 1996                          $6,553,357               $25,817,624              $32,370,981
                                                      ==========               ===========              ===========

                                                                    SCHEDULE III
                                                                     (Continued)


                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996



                                                                          Buildings,
                                                                         Furnishings,
                                                                             And
                                                                          Equipment
                                                                         ------------
ACCUMULATED DEPRECIATION:
------------------------

Balance at January 1, 1994                                               $12,676,627

Net additions, 1994                                                          910,461
                                                                         -----------

Balance at December 31, 1994                                              13,587,088

Net additions 1995                                                           910,456
                                                                         -----------

Balance at December 31, 1995                                              14,497,544

Net additions 1996                                                           824,434

Less Parkside foreclosure                                                 (2,220,594)
                                                                         -----------

Balance at December 31, 1996                                             $13,101,384
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

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President, Chief Financial Officer of NAPICO.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

An annual property management fee is also payable to an affiliate of the Corporate General Partner which shall in any event not exceed 5 percent of gross revenues from each property under management. Management fees charged to rental operations were approximately $243,000, $302,000 and $305,000 for 1996, 1995 and 1994, respectively.

An affiliate of the corporate general partner performed earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $737,000 as of December 31, 1996.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,426, $10,704 and $10,313 in 1996, 1995 and 1994, respectively, and is included in operating expenses.

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

ITEM 14.        FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements as of December 31, 1996.

FINANCIAL STATEMENT SCHEDULE

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

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

(13)   Annual report to security holders:  Pages __ to __.

REPORTS ON FORM 8-K

A report on Form 8-K dated November 26, 1996, was filed with the Securities and Exchange Commission. This Form 8-K disclosed that the registrant became aware of an entity conducting a tender offer for units in the registrant. The General Partners on behalf of the registrant, responded to the offer in registrant's Semi-Annual Report mailed to the limited partners on or about November 18, 1996. The Corporate General Partner advised the limited partners that it does not believe that this reported offer appears to reflect the full value of the limited partnership interests, and that each investor must consult with his or her tax advisor regarding the amount and character of any tax gain or loss.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL-EQUITY PARTNERS

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


_______________________________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


_______________________________________________________
Bruce E. Nelson
Director and President


_______________________________________________________
Alan I. Casden
Director


_______________________________________________________
Henry C. Casden
Director


_______________________________________________________
Brian D. Goldberg
Director


_______________________________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


_______________________________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller