Form 10-Q
period 1997-03-31
REAL EQUITY PARTNERS
filed 1997-05-19
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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


                                Yes [X]  No [ ]

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                     Balance Sheets, March 31, 1997 and December 31, 1996      1

                     Statements of Operations,
                           Three Months Ended March 31, 1997 and 1996 ...      2

                     Statement of Partners' Equity (Deficiency),
                           Three Months Ended March 31, 1997 ............      3

                     Statements of Cash Flows,
                           Three Months Ended March 31, 1997 and 1996 ...      4

                     Notes to Financial Statements ......................      5

      Item 2.  Management's Discussion and Analysis of Financial
                     Position and Results of Operations .................      9


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings ........................................     12

      Item 6.  Exhibits and Reports on Form 8-K .........................     12

      Signatures ........................................................     13

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS
                                                                          1997               1996
                                                                       (Unaudited)        (Audited)
                                                                      ------------      ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
     Land                                                             $  6,553,357      $  6,553,357
     Buildings                                                          22,096,723        22,096,723
     Furniture and equipment                                             3,720,901         3,720,901
                                                                      ------------      ------------
                                                                        32,370,981        32,370,981
     Less accumulated depreciation                                     (13,285,987)      (13,101,384)
                                                                      ------------      ------------

                                                                        19,084,994        19,269,597
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS                                                  895,057         1,884,218
                                                                      ------------      ------------

OTHER  ASSETS:
     Due from affiliated rental agent (Note 4)                             807,774           652,923
     Other receivables and prepaid expenses                                292,514           243,257
                                                                      ------------      ------------
                                                                         1,100,288           896,180
                                                                      ------------      ------------

          TOTAL ASSETS                                                $ 21,080,339      $ 22,049,995
                                                                      ============      ============


                                 LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Notes 2 and 7)                           $ 14,006,034      $ 14,064,914
     Accrued fees and expenses due general partner
          (Notes 5 and 7)                                                  703,947           693,560
     Accrued interest payable                                               56,541            56,541
     Accounts payable and accrued expenses (Note 1)                        180,276           179,681
     Liability for earthquake loss (Note 1)                                500,557           516,150
     Tenant security deposits                                              229,690           229,690
                                                                      ------------      ------------
                                                                        15,677,045        15,740,536
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                                         5,403,294         6,309,459
                                                                      ------------      ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                     $ 21,080,339      $ 22,049,995
                                                                      ============      ============

   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)



                                                              1997            1996
                                                          ----------     -----------
RENTAL OPERATIONS:
     Revenues
          Rental income                                   $1,170,104     $ 1,241,483
          Other income                                        48,530          49,022
                                                          ----------     -----------
                                                           1,218,634       1,290,505
                                                          ----------     -----------
     Expenses
          Operating expenses                                 515,997         601,803
          Management fees - affiliate (Note 4)                59,851          67,808
          Depreciation (Note 1)                              184,603         227,614
          General and administrative expenses                 46,031          72,679
          Interest expense (Note 2)                          343,121         438,064
                                                          ----------     -----------

                                                           1,149,603       1,407,968
                                                          ----------     -----------

          Income (loss) from rental operations                69,031        (117,463)
                                                          ----------     -----------

PARTNERSHIPS OPERATIONS:
     Interest  and other income                               64,180          16,269
                                                          ----------     -----------

     Expenses
          General and administrative expenses                 24,068          19,481
          Professional fees                                   20,733          21,265
          Interest expense - general partner (Note 5)         10,387          10,502
                                                          ----------     -----------

                                                              55,188          51,248
                                                          ----------     -----------

          Income (loss) from partnership operations            8,992         (34,979)
                                                          ----------     -----------

NET INCOME (LOSS)                                         $   78,023     $  (152,442)
                                                          ==========     ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST                                             $        3     $        (5)
                                                          ==========     ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

                                     General         Limited
                                    Partners         Partners           Total
                                  -----------      -----------      -----------
PARTNERSHIP INTERESTS,
     March 31, 1997                                     30,000
                                                   ===========

EQUITY (DEFICIENCY),
     January 1, 1997              $  (718,484)     $ 7,027,943      $ 6,309,459

Net loss for the three months
     ended March 31,1997                  780           77,243           78,023

Cash distributions                   (834,188)        (150,000)        (984,188)

                                  -----------      -----------      -----------
EQUITY (DEFICIENCY),
     March  31, 1997              $(1,551,892)     $ 6,955,186      $ 5,403,294
                                  ===========      ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                       1997            1996
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $    78,023      $  (152,442)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Depreciation                                                184,603          227,614
          Increase in:
               Due from affiliated rental agent                      (154,851)        (120,558)
               Other receivables and prepaid expenses                 (49,257)            (920)
          Increase in:
                Accrued fees and expenses due general partner          10,387           10,502
                Accounts payable and accrued expenses                     595           13,109
                Accrued interest payable                                    0           31,339
                                                                  -----------      -----------

                Net cash provided by operating activities              69,500            8,644
                                                                  -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions                                              (984,188)               -
     Principal payments on mortgage notes payable                     (58,880)         (60,755)
     Payments on liability for earthquake loss                        (15,593)          (6,876)
                                                                  -----------      -----------

                 Net cash used in financing activities             (1,058,661)         (67,631)
                                                                  -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (989,161)         (58,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,884,218        1,794,041
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   895,057      $ 1,735,054
                                                                  ===========      ===========






   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1996 filed by Real Equity Partners (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1997, and the results of operations and changes in cash flows for the three months then ended.

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

        On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge earthquake in the Los Angeles area. Insurance proceeds of approximately $630,000 were allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, of approximately $824,000, were expensed in 1994 since they did not extend the useful life of the properties.

        In March 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was reflected in income in 1995 and as a receivable at December 31, 1995.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Parkside Apartments rental property was operating at a deficit and NAPICO was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender. The mortgage lender filed a notice of default on January 17, 1996, and foreclosed on the property on May 23, 1996. The foreclosure resulted in a gain of $259,088 in May 1996 because the Partnership was relieved of nonrecourse liabilities which were in excess of the net book value of the property. The gain was classified as an ordinary gain because the fair value of the property approximated the liabilities that were relieved.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 - MORTGAGE NOTES PAYABLE

        Mortgage notes payable consist of the following:

        a. Conventional mortgage notes bearing interest at rates ranging from 10.25 percent to 10.375 percent per annum, payable in monthly installments ranging from $13,653 to $44,300 per month and having maturity dates from August 1997 to March 2001. These notes total $11,729,980 March 31, 1997.

        b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,276,054 at March 31, 1997.

        The mortgage notes are secured by deeds of trust on the rental properties.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - MORTGAGE NOTES PAYABLE (CONTINUED)

         In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender and the mortgage was in default. A Trust Deed Sale was completed and the property was foreclosed upon on May 23, 1996. The assets and liabilities were written off in May 1996.

NOTE 3 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections plus reimbursement of certain expenses. Management fees charged to operations under this agreement were approximately $59,900 and $67,800 for the three months ended March 31, 1997 and 1996, respectively.

         An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $856,262 as of March 31, 1997 (Note 1). Included in payments to the affiliate of NAPICO was $121,357 paid under a contract for $121,607 entered into by the Partnership on February 22, 1996, after receiving competitive bids. The remaining earthquake repair work will be competitively bid.

NOTE 5 - FEES AND EXPENSES DUE GENERAL PARTNER

         Under the terms of the Partnership Agreement, the Partnership is obligated to NAPICO for a deferred acquisition fee. This fee is for services rendered in connection with the selection, purchase, acquisition, development, and monitoring the operations of its properties. Distribution of any part of this from net cash from operations shall be subordinated to receipt by each Limited Partner of an amount equal to a cumulative non-compounded 6 percent annual distribution with respect to the adjusted capital value (as defined in the Partnership Agreement). The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of the investment in properties plus any proceeds from sale or refinancing of the properties. The deferred acquisition fee shall be an amount which, when present valued at 8 percent from certain dates as defined in the Partnership Agreement, equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of the deferred acquisition fee will be made from net cash from operations and net proceeds from sale or refinancing for a maximum of 15 years, or until the above limit is met.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 5 - FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

        The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of March 31, 1997 and December 31, 1996 was $703,947 and $693,560,
        respectively.

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

        The Partnership made one distribution in the amount of $150,000 to the limited partners in 1997. At March 31, 1997, $16,667 is due to the general partners.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $2,804 and $2,676 for the three months ended March 31, 1997 and 1996, respectively, and is included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

        The corporate general partner of the Partnership is involved in various lawsuits lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

                                 MARCH 31, 1997

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

        Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. Based on cash distributions made to the partners as of December 31, 1996, $834,188 was due to the general partners as their 10% percent share of cash available for distribution. This amount was paid to the general partners in February 1997. The Partnership made one distribution in the amount of $150,000 to the limited partners in 1997. At March 31, 1997, $16,667 is due to the general partners.

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

        An annual property management fee, which shall in any event not exceed 5 percent of gross revenues from each property under management, is payable by the properties to an affiliate of NAPICO.

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

                                 MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Occupancy at the Warner Willows I and II properties averaged 93 percent for the three months ended March 31, 1997, and 1996. Both properties operated with positive cash earnings for the three months ended March 31, 1997, (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for the three months ended March 31, 1997 were approximately $35,000 and $19,000 for Warner Willows I and II, respectively.

        Occupancy at the Arbor Glen property averaged 99 percent during the first three months of 1997, a 4 percent increase from the same period in 1996. The property operated with a positive cash flows of approximately $48,600 during the first three months of 1997. The existing loan of $5 million maturing on May 1, 1996 was extended to August 1997 while concurrently entering into negotiations with Home Savings of America to refinance the existing loan. A good faith deposit check was given to Home Savings of America on February 28, 1996.

        Occupancy at the Park Creek property averaged 91 percent during the first three months of 1997, a 20 percent increase from the same period in 1996. The property operated with a positive cash flows of approximately $46,900 (excluding earthquake repair costs, depreciation and principal payments on the mortgage loan) during the first three months of 1997.

        Occupancy at the Willowbrook property averaged 92 percent during the first three months of 1997 and 1996. The property operated with a positive cash flow of approximately $69,000, (excluding depreciation and principal payments on the mortgage loan) during the first three months of 1997.

        On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in January 1994. Included in liabilities as of March 31, 1997 is approximately $500,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries in 1994 of $630,000, which nets to approximately $824,000, were expensed in 1994, since they did not extend the useful life of the properties. In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss.

        An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $863,000 as of March 31, 1997. Included in payments to the affiliate of NAPICO was $121,357 paid under a contract for $121,607 entered into by the Partnership on February 22, 1996, after receiving competitive bids. The remaining earthquake work to be performed will be competitively bid.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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

        The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership Agreement Partnership, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. On March 21, 1994, the excess proceeds received from the Park Creek and the Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. The amount outstanding as of March 31, 1997 was approximately $704,000.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1997, the Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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


                                     REAL EQUITY PARTNERS
                                     (a California limited partnership)


                                     By: National Partnership Investments Corp.
                                     Corporate General Partner


                                     Date:__________________________________



                                     By:___________________________________
                                         Bruce Nelson
                                         President



                                     Date:__________________________________



                                     By:___________________________________
                                        Shawn Horwitz
                                        Executive Vice President and
                                        Chief Financial Officer


                                     Date:__________________________________