Form 10-Q
period 1997-06-30
REAL EQUITY PARTNERS
filed 1997-08-19
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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

                       FOR THE QUARTER ENDED JUNE 30, 1997



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                  Balance Sheets, June 30, 1997 and December 31, 1996 ...........1

                  Statements of Operations,
                        Six and Three Months Ended June 30, 1997 and 1996 .......2

                  Statement of Partners' Equity (Deficiency),
                        Six Months Ended June 30, 1997 ..........................3

                  Statements of Cash Flows,
                        Six Months Ended June 30, 1997 and 1996 .................4

                  Notes to Financial Statements .................................5

      Item 2.  Management's Discussion and Analysis of Financial
                  Position and Results of Operations ............................9


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings................................................12

      Item 6.  Exhibits and Reports on Form 8-K ................................12

      Signatures................................................................13

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS


                                                                  1997               1996
                                                              (Unaudited)         (Audited)
                                                              ------------       ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
     Land                                                     $  6,553,357       $  6,553,357
     Buildings                                                  22,096,723         22,096,723
     Furniture and equipment                                     3,720,901          3,720,901
                                                              ------------       ------------
                                                                32,370,981         32,370,981
     Less accumulated depreciation                             (13,470,590)       (13,101,384)
                                                              ------------       ------------

                                                                18,900,391         19,269,597
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS                                        1,329,981          1,827,286
                                                              ------------       ------------

OTHER  ASSETS:
     Due from affiliated rental agent (Note 4)                     769,536            709,855
     Other receivables and prepaid expenses                        281,585            243,257
                                                              ------------       ------------
                                                                 1,051,121            953,112
                                                              ------------       ------------

          TOTAL ASSETS                                        $ 21,281,493       $ 22,049,995
                                                              ============       ============


                              LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Notes 2 and 7)                   $ 14,562,880       $ 14,064,914
     Accrued fees and expenses due general partner
          (Notes 5 and 7)                                          714,449            693,560
     Accrued interest payable                                       56,521             56,541
     Accounts payable and accrued expenses (Note 1)                196,256            179,681
     Liability for earthquake loss (Note 1)                        500,557            516,150
     Tenant security deposits                                      229,690            229,690
                                                              ------------       ------------
                                                                16,260,353         15,740,536
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                                 5,021,140          6,309,459
                                                              ------------       ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY             $ 21,281,493       $ 22,049,995
                                                              ============       ============




   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                           Six months       Three months       Six months       Three months
                                                              ended             ended             ended             ended
                                                          June 30, 1997     June 30, 1997     June 30, 1996     June 30, 1996
                                                          -------------     -------------     -------------     -------------
RENTAL OPERATIONS:
     Revenues
          Rental income                                    $ 2,334,227       $ 1,164,122       $ 2,370,038       $ 1,128,555
          Other income                                          93,051            44,522            88,541            39,519
                                                           -----------       -----------       -----------       -----------
                                                             2,427,278         1,208,644         2,458,579         1,168,074
                                                           -----------       -----------       -----------       -----------
     Expenses
          Operating expenses                                 1,164,303           648,306         1,119,929           518,126
          Management fees - affiliate (Note 4)                 119,934            60,083           124,636            56,828
          Depreciation (Note 1)                                369,206           184,603           455,228           227,614
          General and administrative expenses                  136,205            90,174           130,422            57,743
          Interest expense (Note 2)                            702,016           358,895           707,103           269,039
                                                           -----------       -----------       -----------       -----------

                                                             2,491,664         1,342,061         2,537,318         1,129,350
                                                           -----------       -----------       -----------       -----------

          Income (loss) from rental operations                 (64,386)         (133,417)          (78,739)           38,724
                                                           -----------       -----------       -----------       -----------

PARTNERSHIPS OPERATIONS:
     Interest  and other income                                 75,391            11,211            35,306            19,037
                                                           -----------       -----------       -----------       -----------

     Expenses
          General and administrative expenses                   52,329            28,259            28,799             9,318
          Professional fees                                     58,584            37,853            27,743             6,478
          Interest expense - general partner (Note 5)           20,889            10,502            21,004            10,502
                                                           -----------       -----------       -----------       -----------

                                                               131,802            76,614            77,546            26,298
                                                           -----------       -----------       -----------       -----------

          Loss from partnership operations                     (56,411)          (65,403)          (42,240)           (7,261)
                                                           -----------       -----------       -----------       -----------

GAIN ON FORECLOSURE OF RENTAL PROPERTIES                            --                --           259,088           259,088
                                                           -----------       -----------       -----------       -----------

NET (LOSS) INCOME                                          $  (120,797)      $  (198,820)      $   138,109       $   290,551
                                                           ===========       ===========       ===========       ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST                                  $        (4)      $        (7)      $         5       $        10
                                                           ===========       ===========       ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                   General          Limited
                                  Partners          Partners            Total
                                 -----------       -----------       -----------
PARTNERSHIP INTERESTS,
     June 30, 1997                                      30,000
                                                   ===========

EQUITY (DEFICIENCY),
     January 1, 1997             $  (718,484)      $ 7,027,943       $ 6,309,459

Net loss for the six months
     ended June 30, 1997              (1,208)         (119,589)         (120,797)

Cash distributions                  (867,522)         (300,000)       (1,167,522)
                                 -----------       -----------       -----------
EQUITY (DEFICIENCY),
     June 30, 1997               $(1,587,214)      $ 6,608,354       $ 5,021,140
                                 ===========       ===========       ===========











   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                      1997              1996
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $  (120,797)      $   138,109
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Depreciation                                                 369,206           455,228
          Gain on foreclosure of rental property                            --          (259,088)
          Decrease (increase) in:
               Due from affiliated rental agent                        (59,681)         (248,702)
               Other receivables and prepaid expenses                  (38,328)          (29,845)
          Receivable for earthquake loss                                    --           334,591
          Increase (decrease) in:
                Accrued fees and expenses due general partner           20,889            21,004
                Accounts payable and accrued expenses                   16,575           (31,792)
                Accrued interest payable                                   (20)          (50,016)
                                                                   -----------       -----------

                Net cash provided by operating activities              187,844           329,489
                                                                   -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions                                             (1,167,522)               --
     Proceeds from mortgage note payable                             5,600,000                --
     Principal payments on mortgage notes payable                   (5,102,034)         (113,357)
     Payments on liability for earthquake loss                         (15,593)          (36,317)
                                                                   -----------       -----------

                 Net cash used in financing activities                (685,149)         (149,674)
                                                                   -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                        (497,305)          179,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,827,286         1,794,041
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,329,981       $ 1,973,856
                                                                   ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

        In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1997, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1997


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

NOTE 2 - MORTGAGE NOTES PAYABLE

        Mortgage notes payable consist of the following:

        a. Conventional mortgage notes bearing interest at rates ranging from 9.125 percent to 10.25 percent per annum, payable in monthly installments ranging from $13,653 to $43,100 per month and having maturity dates from September 1998 to June 2007. These notes total $12,305,711 June 30, 1997.

        b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,257,169 at June 30, 1997.

        The mortgage notes are secured by deeds of trust on the rental properties.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


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

NOTE 4 - RELATED PARTY TRANSACTIONS

        The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections plus reimbursement of certain expenses. Management fees charged to operations under this agreement were approximately $119,900 and $124,600 for the six months ended June 30, 1997 and 1996, respectively.

        An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $856,262 as of June 30, 1997 (Note 1). Included in payments to the affiliate of NAPICO was $121,357 paid under a contract for $121,607 entered into by the Partnership on February 22, 1996, after receiving competitive bids.

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

                                  JUNE 30, 1997


NOTE 5 - FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

        The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of June 30, 1997 and 1996 was $714,449 and $672,324, respectively.

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

        Additionally, the Partnership made distributions in the amount of $300,000 to the limited partners and $33,334 to the general partners in 1997.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $5,886 and $5,388 for the six months ended June 30, 1997 and 1996, respectively, and is included in general and administrative expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

        The corporate general partner of the Partnership is involved in various lawsuits lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

        The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

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

                                  JUNE 30, 1997

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

        Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. Based on cash distributions made to the partners as of December 31, 1996, $834,188 was due to the general partners as their 10 percent share of cash available for distribution. This amount was paid to the general partners in February 1997. Additionally, the Partnership made distributions in the amount of $300,000 to the limited partners and $33,334 to the general partners in 1997.

        Currently, it is anticipated that the Partnership will continue to meet its current and long term obligations as they become due.

        On May 21, 1997, the mortgage on Arbor Glen was refinanced with a non-recourse loan in the amount of $5,600,000 bearing interest at 9.125% per annum. The note is due June 1, 2007.

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

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


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

        Occupancy at the Warner Willows I and II properties averaged 93 percent for the six months of 1997, a 1 percent increase from the same period in 1996. Both properties operated with positive cash earnings for the six months ended June 30, 1997, (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for the six months ended June 30, 1997 were approximately $31,000 and $9,000 for Warner Willows I and II, respectively.

        Occupancy at the Arbor Glen property averaged 98 percent during the first six months of 1997, a 3 percent increase from the same period in 1996. The property operated with a positive cash flows of approximately $40,000 during the first six months of 1997. On May 21, 1997, the property was refinanced with a new non-recourse loan in the amount of $5,600,000. The loan matures on June 1, 2007 and bears interest at 9.125% per annum.

        Occupancy at the Park Creek property averaged 93 percent during the first six months of 1997, a 23 percent increase from the same period in 1996. The property operated with a positive cash flows of approximately $70,000 (excluding earthquake repair costs, depreciation and principal payments on the mortgage loan) during the first six months of 1997.

        Occupancy at the Willowbrook property averaged 91 percent during the first six months of 1997, a 1 percent decrease from the same period in 1996. The property operated with a positive cash flow of approximately $124,000, (excluding depreciation and principal payments on the mortgage loan) during the first six months of 1997.

        On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in January 1994. Included in liabilities as of June 30, 1997 is approximately $500,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries in 1994 of $630,000, which nets to approximately $824,000, were expensed in 1994, since they did not extend the useful life of the properties. In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss.

        An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $863,000 as of June 30, 1997. Included in payments to the affiliate of NAPICO was $121,357 paid under a contract for $121,607 entered into by the Partnership on February 22, 1996, after receiving competitive bids.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


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

        The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

        The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership Agreement Partnership, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6 percent distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5 percent of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. On March 21, 1994, the excess proceeds received from the Park Creek and the Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. The amount outstanding as of June 30, 1997 was approximately $714,000.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1997, the Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


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


                                     REAL EQUITY PARTNERS
                                     (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          Corporate General Partner



                                          --------------------------------------
                                          Bruce Nelson
                                          President



                                     Date:
                                           -------------------------------------



                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                     Date:
                                           -------------------------------------