Form 10-Q
period 1997-09-30
REAL EQUITY PARTNERS
filed 1997-11-17
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997




PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements and Notes to Financial Statements

                 Balance Sheets, September 30, 1997 and December 31, 1996 ..................1

                 Statements of Operations,
                      Nine and Three Months Ended September 30, 1997 and 1996 ..............2

                 Statement of Partners' Equity (Deficiency),
                      Nine Months Ended September 30, 1997 .................................3

                 Statements of Cash Flows,
                      Nine Months Ended September 30, 1997 and 1996 ........................4

                 Notes to Financial Statements .............................................5

     Item 2.  Management's Discussion and Analysis of Financial
                 Position and Results of Operations ........................................9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................................12

     Item 6.  Exhibits and Reports on Form 8-K ............................................12

     Signatures............................................................................13

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                         1997              1996
                                                     (Unaudited)         (Audited)
                                                     ------------      ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
  Land                                               $  6,553,357      $  6,553,357
  Buildings                                            22,096,723        22,096,723
  Furniture and equipment                               3,720,901         3,720,901
                                                     ------------      ------------
                                                       32,370,981        32,370,981
  Less accumulated depreciation                       (13,655,193)      (13,101,384)
                                                     ------------      ------------

                                                       18,715,788        19,269,597
                                                     ------------      ------------

CASH AND CASH EQUIVALENTS                               1,420,704         1,827,286
                                                     ------------      ------------

OTHER  ASSETS:
  Due from affiliated rental agent (Note 4)               691,192           709,855
  Other receivables and prepaid expenses                  271,234           243,257
                                                     ------------      ------------
                                                          962,426           953,112
                                                     ------------      ------------

    TOTAL ASSETS                                     $ 21,098,918      $ 22,049,995
                                                     ============      ============

                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:

  Mortgage notes payable (Notes 2 and 7)             $ 14,502,497      $ 14,064,914
  Accrued fees and expenses due general partner
      (Notes 5 and 7)                                     725,067           693,560
  Accrued interest payable                                 39,092            56,541
  Accounts payable and accrued expenses (Note 1)          186,307           179,681
  Liability for earthquake loss (Note 1)                  506,016           516,150
  Tenant security deposits                                229,690           229,690
                                                     ------------      ------------
                                                       16,188,669        15,740,536
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                        4,910,249         6,309,459
                                                     ------------      ------------

    TOTAL LIABILITIES AND PARTNERS' EQUITY           $ 21,098,918      $ 22,049,995
                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                         Nine months      Three months     Nine months      Three months
                                                            ended            ended            ended            ended
                                                        Sept. 30, 1997   Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1996
                                                        --------------   --------------   --------------   --------------
RENTAL OPERATIONS:
     Revenues
         Rental income                                   $ 3,504,850      $ 1,170,623      $ 3,541,982      $ 1,171,944
         Other income                                        138,726           45,675          128,825           40,284
                                                         -----------      -----------      -----------      -----------
                                                           3,643,576        1,216,298        3,670,807        1,212,228
                                                         -----------      -----------      -----------      -----------
     Expenses
         Operating expenses                                1,674,618          510,315        1,596,554          476,625
         Management fees - affiliate (Note 4)                180,803           60,869          183,592           58,956
         Depreciation (Note 1)                               553,809          184,603          639,831          184,603
         General and administrative expenses                 177,203           40,998          171,938           41,516
         Interest expense (Note 2)                         1,022,210          320,193        1,050,365          343,262
                                                         -----------      -----------      -----------      -----------

                                                           3,608,643        1,116,978        3,642,280        1,104,962
                                                         -----------      -----------      -----------      -----------

         Income (loss) from rental operations                 34,933           99,320           28,527          107,266
                                                         -----------      -----------      -----------      -----------

PARTNERSHIPS OPERATIONS:
     Interest  and other income                               91,285           12,112           54,465           19,159
                                                         -----------      -----------      -----------      -----------

     Expenses
         General and administrative expenses                  82,365           30,034           44,978           16,178
         Professional fees                                    77,367           15,908           32,510            4,768
         Interest expense - general partner (Note 5)          31,507           10,618           31,622           10,618
                                                         -----------      -----------      -----------      -----------

                                                             191,239           56,560          109,110           31,564
                                                         -----------      -----------      -----------      -----------

         Loss from partnership operations                    (99,954)         (44,448)         (54,645)         (12,405)
                                                         -----------      -----------      -----------      -----------

GAIN ON FORECLOSURE OF RENTAL PROPERTIES                          --               --          259,088               --
                                                         -----------      -----------      -----------      -----------

NET (LOSS) INCOME                                        $   (65,021)     $    54,872      $   232,970      $    94,861
                                                         ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST                                $        (2)     $         2      $         8      $         3
                                                         ===========      ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                  General          Limited
                                  Partners         Partners           Total
                                 -----------      -----------      -----------
PARTNERSHIP INTERESTS,
    September 30, 1997                                 30,000
                                                  ===========

EQUITY (DEFICIENCY),
    January 1, 1997              $  (718,484)     $ 7,027,943      $ 6,309,459

Net loss for the nine months
    ended September 30, 1997            (651)         (64,370)         (65,021)

Cash distributions                  (884,189)        (450,000)      (1,334,189)
                                 -----------      -----------      -----------
EQUITY (DEFICIENCY),
    September 30, 1997           $(1,603,324)     $ 6,513,573      $ 4,910,249
                                 ===========      ===========      ===========











   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                                  1997              1996
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $   (65,021)      $   232,970
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation                                               553,809           639,831
        Gain on foreclosure of rental property                          --          (259,088)
        Decrease (increase) in:
          Due from affiliated rental agent                          18,663          (259,879)
          Other receivables and prepaid expenses                   (27,977)          (23,102)
        Receivable for earthquake loss                                  --           334,591
        Increase (decrease) in:
          Accrued fees and expenses due general partner             31,507            31,622
          Accounts payable and accrued expenses                      6,626           (30,798)
          Accrued interest payable                                 (17,449)           (6,818)
                                                               -----------       -----------

          Net cash provided by operating activities                500,158           659,329
                                                               -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                                            (1,334,189)               --
  Proceeds from mortgage note payable                            5,600,000                --
  Principal payments on mortgage notes payable                  (5,162,417)         (171,037)
  Payments on liability for earthquake loss                        (10,134)         (111,589)
                                                               -----------       -----------

          Net cash used in financing activities                   (906,740)         (282,626)
                                                               -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     (406,582)          376,703

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,827,286         1,794,041
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,420,704       $ 2,170,744
                                                               ===========       ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
  During 1996, the Partneship was relieved of a nonrecourse
    mortgage note payable and related accrued interest upon
    foreclosure of a rental property, summarized as follows:
      Mortgage note payable                                                      $ 3,453,485
      Accrued interest payable                                                       281,462
      Write off of rental property                                                (3,469,351)
      Write off of other assets and liabilities                                       (6,508)
                                                               -----------       -----------

        Gain on foreclosure of rental property                                   $   259,088
                                                               ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

      In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1997, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997


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

NOTE 2 - MORTGAGE NOTES PAYABLE

      Mortgage notes payable consist of the following:

      a.    Conventional mortgage notes bearing interest at rates ranging from
            9.125 percent to 10.25 percent per annum, payable in monthly installments ranging from $13,653 to $45,563 per month and having maturity dates from September 1998 to June 2007. These notes total $12,264,546 at September 30, 1997.

      b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,237,951 at September 30, 1997.

      The mortgage notes are secured by deeds of trust on the rental properties.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


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

NOTE 4 - RELATED PARTY TRANSACTIONS

      The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections plus reimbursement of certain expenses. Management fees charged to operations under this agreement were approximately $180,800 and $183,600 for the nine months ended September 30, 1997 and 1996, respectively.

      An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $857,700 as of September 30, 1997 (Note 1). Included in payments to the affiliate of NAPICO was $122,773 paid under a contract for $123,456 entered into by the Partnership on February 22, 1996, after receiving competitive bids.

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

      The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


NOTE 5 - FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

      acquired. In March 1994, the Partnership paid approximately $2,300,000 to the corporate general partner from refinancing proceeds. The amount outstanding as of September 30, 1997 and 1996 was $725,067 and $682,900, respectively.

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

      Additionally, the Partnership made distributions in the amount of $450,000 to the limited partners and $50,000 to the general partners in 1997.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $8,734 and $9,621 for the nine months ended September 30, 1997 and 1996, respectively, and is included in general and administrative expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

      The corporate general partner of the Partnership is involved in various lawsuits lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

      The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $12,075 for the nine months ended September 30, 1997.

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

                               SEPTEMBER 30, 1997

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

      Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. Based on cash distributions made to the partners as of December 31, 1996, $834,188 was due to the general partners as their 10 percent share of cash available for distribution. This amount was paid to the general partners in February 1997. Additionally, the Partnership made distributions in the amount of $450,000 to the limited partners and $50,000 to the general partners in 1997.

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

                                      SEPTEMBER 30, 1997


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

      Occupancy at the Warner Willows I and II properties averaged 94 percent for the nine months of 1997, a 2 percent increase from the same period in 1996. Both properties operated with positive cash earnings for the nine months ended September 30, 1997, (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for the nine months ended September 30, 1997 were approximately $52,000 and $9,000 for Warner Willows I and II, respectively.

      Occupancy at the Arbor Glen property averaged 97 percent during the first nine months of 1997, a 1 percent increase from the same period in 1996. The property operated with a positive cash flows of approximately $4,000 during the first nine months of 1997. On May 21, 1997, the property was refinanced with a new non-recourse loan in the amount of $5,600,000. The loan matures on June 1, 2007 and bears interest at 9.125% per annum.

      Occupancy at the Park Creek property averaged 92 percent during the first nine months of 1997, a 17 percent increase from the same period in 1996. The property operated with a positive cash flows of approximately $113,000 (excluding earthquake repair costs, depreciation and principal payments on the mortgage loan) during the first nine months of 1997.

      Occupancy at the Willowbrook property averaged 92 percent during the first nine months of 1997, a 2 percent decrease from the same period in 1996. The property operated with a positive cash flow of approximately $236,000, (excluding depreciation and principal payments on the mortgage loan) during the first nine months of 1997.

      On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in January 1994. Included in liabilities as of September 30, 1997 is approximately $500,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries of approximately $824,000, were expensed in 1994, since they did not extend the useful life of the properties. In April 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss.

      An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $857,700 as of September 30, 1997. Included in payments to the affiliate of NAPICO was $122,773 paid under a contract for $123,456 entered into by the Partnership on February 22, 1996, after receiving competitive bids.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


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

      The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $12,075 for the nine months ended September 30, 1997.

      The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership Agreement Partnership, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6 percent distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5 percent of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. On March 21, 1994, the excess proceeds received from the Park Creek and the Warner Willows I and II refinancings were used to partially pay the deferred acquisition fees due the general partner. The amount outstanding as of September 30, 1997 was approximately $725,000.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1997, the Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) No exhibits are required per the provision of Item 7 of regulation
S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


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


                                   REAL EQUITY PARTNERS
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.
                                        Corporate General Partner



                                        --------------------------------------
                                        Bruce Nelson
                                        President



                                   Date:
                                        --------------------------------------



                                        --------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer



                                   Date:
                                        --------------------------------------