Form 10-K405
period 1997-12-31
REAL EQUITY PARTNERS
filed 1998-04-15
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1997

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

ITEM 1.BUSINESS

Real-Equity Partners ("REP" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on September 9, 1981. The Partnership was formed to invest in residential rental properties either directly or through investment in joint ventures and other partnerships which will invest in such real estate. Commencing on September 27, 1983, REP offered 30,000 units of the limited partnership interest (the "Units") through a public offering managed by E.F. Hutton. REP's public offering was completed within a year of its commencement.

The general partners of REP are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), and National Partnership Investments Associates II, a California limited partnership ("NAPIA II"). NAPIA II consists of Charles H. Boxenbaum and an unrelated individual as limited partners and NAPICO as general partner. The business of REP is conducted primarily by NAPICO as REP has no employees of its own.

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry
C. Casden.

As of December 31, 1997, the Partnership remains invested in five apartment projects. One property was foreclosed upon in 1996. Substantially all of the buildings are leased on a month-to-month basis. The management of the Partnership's properties is the responsibility of an affiliate of NAPICO (the "Property Manager"). The principal business of the Property Manager is residential property management.

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

Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

During 1997, the projects in which REP had invested were substantially rented.

The following is a schedule of the occupancy status, as of December 31, 1997, of the projects in which REP has invested:


               SCHEDULE OF PROJECTS IN WHICH REP HAS AN INVESTMENT
                                DECEMBER 31, 1997



                                 No. of    Units    Percentage of
Name & Location                  Units    Occupied  Total Units
---------------                  -----    --------  -----------
Arbor Glen
         West Covina, CA          208       195         94%

Park Creek
         Canoga Park, CA          123       112         91%

Warner Willows I
         Woodland Hills, CA        74        74        100%

Warner Willows II
         Woodland Hills, CA        73        70         96%

Willowbrook Apartments
         Reno, NV                 183       175         96%
                                  ---       ---        ---

                                  661       626         95%
                                  ===       ===        ===

ITEM 2. PROPERTIES

Through acquisition, REP holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS

As of December 31, 1997, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. Additionally, certain slip and fall lawsuits, each of which is covered by insurance, are pending against the Partnership although none are expected to result in any exposure to the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1997, there were 3,115 registered holders of units in REP. It was intended that distributions of Net Cash From Operations will be made to the limited partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the limited partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. The Partnership made distributions of $600,000 and $300,000 to the limited partners in 1997 and 1996, respectively. In addition, distributions of $900,856 were made to the Corporate General Partner in 1997.

ITEM 6.       SELECTED FINANCIAL DATA:


                                              Year Ended December 31,
                         -----------------------------------------------------------------------
                             1997           1996          1995           1994          1993
                         ------------   ------------  ------------   ------------   ------------
Rental Revenues          $  4,925,227   $  4,935,895  $  5,486,329   $  5,678,656   $  5,463,671

Interest Income               105,777         89,711        49,476         37,710         12,779
                         ------------   ------------  ------------   ------------   ------------

   Total Revenues        $  5,031,004   $  5,025,606  $  5,535,805   $  5,716,366   $  5,476,450
                         ============   ============  ============   ============   ============

Net Income (Loss)        $   (245,972)  $    184,074  $   (324,850)  $ (1,024,765)  $   (279,385)
                         ============   ============  ============   ============   ============

Net Income (Loss)
   Per Limited
   Partnership Interest  $         (8)  $          6  $        (11)  $        (34)  $         (9)
                         ============   ============  ============   ============   ============

Rental Property
   Owned at Cost
   Less Accumulated
   Depreciation          $ 18,531,185   $ 19,269,597  $ 23,563,382   $ 24,473,838   $ 25,384,299
                         ============   ============  ============   ============   ============


Total Assets             $ 20,791,123   $ 22,049,995  $ 26,365,792   $ 26,668,029   $ 27,182,103
                         ============   ============  ============   ============   ============


Mortgage Notes Payable   $ 14,443,323   $ 14,064,914  $ 17,747,363   $ 17,959,940   $ 15,517,461
                         ============   ============  ============   ============   ============


Accrued Fees Due
   General Partner       $    735,685   $    693,560  $    651,320   $    609,195   $  2,836,956
                         ============   ============  ============   ============   ============

Cash Distributions
   Declared Per Limited
   Partnership Interest  $      50.03   $      10.00  $         --   $      15.00   $      10.00
                         ============   ============  ============   ============   ============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary source of funds include cash flow from rental operations and interest income on certificates of deposit and money market accounts.

Distributions of net cash from operations were normally intended to be made to the Limited Partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of Units held. From November 1994 through May 1996, distributions to the limited partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. The Partnership made quarterly distributions, each in the amount of $150,000, to the limited partners, starting with August 1996.

Currently, it is anticipated that the Partnership will continue to meet its current and long-term obligations as they become due.

CAPITAL RESOURCES

As of December 31, 1984, REP received proceeds of $30,000,000 from the sale of limited partnership interests, pursuant to a registration statement on Form S-11.

RESULTS OF OPERATIONS

REP was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate, as discussed in Item 1. The seven rental properties originally owned by REP were acquired at various times during 1984 and 1985. The Partnership remains invested in five rental properties as of December 31, 1997.

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

The Parkside Apartments rental property was operating at a deficit and NAPICO was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender. The mortgage lender filed a notice of default on January 17, 1996, and foreclosed on the property on May 23, 1996. The foreclosure resulted in a gain of $259,088 because the Partnership was relieved of nonrecourse liabilities which were in excess of the net book value of the property. The foreclosure of this property in 1996 accounts primarily for the decrease in rental revenues and expenses in 1997 and 1996 as compared to 1995. Included in revenues and expenses for 1996 is $127,000 and $179,000, respectively, related to Parkside Apartments, as compared to $589,000 and $1,014,000, respectively, for 1995.

Occupancy at the Warner Willows I and II properties averaged 98%, 94% and 95% in 1997, 1996 and 1995, respectively. Both properties operated with positive cash earnings in 1997, 1996 and 1995 (excluding earthquake repair costs, depreciation and principal payments on the mortgage loans). Positive cash earnings for 1997 were approximately $71,000 and $28,000 for Warner Willows I and II, respectively, for 1996 they were approximately $96,000 and $38,000 for Warner Willows I and II, respectively, and for 1995 approximately $86,000 and $44,000 for Warner Willows I and II, respectively. See below for estimated costs related to the Northridge Earthquake, which are not included in these amounts.

Occupancy at the Arbor Glen property averaged 94%, 96% and 95% in 1997, 1996 and 1995, respectively. The property operated positively in 1997, 1996 and 1995, and produced cash flows of approximately $288,000, $189,000 and $161,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

Occupancy at the Park Creek property averaged 92%, 81% and 83% in 1997, 1996 and 1995, respectively. The property operated positively during 1997, 1996 and 1995, producing cash earnings of approximately $119,000, $97,000 and $78,000, respectively, (excluding earthquake repair costs, depreciation and principal payments on the mortgage loan). See below for estimated costs related to the Northridge Earthquake, which are not included in these amounts.

Occupancy at the Willowbrook property averaged 97%, 94% and 96%, in 1997, 1996 and 1995, respectively. The property operated positively during 1997, 1996 and 1995, producing cash flows of approximately $353,000, $364,000 and $257,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge Earthquake in January 1994. Insurance proceeds of approximately $630,000 have been allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, is approximately $824,000, and has been expensed in 1994 since they do not extend the useful life of the properties. Included in liabilities is approximately $506,000 and $516,000 at December 31, 1997 and 1996, respectively, related to the Northridge Earthquake damages. Through December 31, 1997, approximately $948,000 has been paid for earthquake repairs and of this amount approximately $859,000 was paid to an affiliate of NAPICO. Included in payments to the affiliate of NAPICO was approximately $122,000 paid under a contract for $123,456 entered into by the Partnership on February 22, 1996, after receiving competitive bids. The remaining earthquake repair work will be competitively bid.

In March 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was accrued in income in 1995.

The Partnership operations consist primarily of interest income earned on certificates of deposit and other temporary investments of funds not required for investment in projects. The amount of interest income varies with market rates available on certificates of deposit and with the amount of funds available for investment.

Under recent adopted law and policy, the U.S. Department of Housing and Urban Development ("HUD") has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-incurred mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $136,815 for the year ended December 31, 1997.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REP and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership and interest on the deferred acquisition fee due the General Partners. Included in partnership general and administrative expenses for 1997 is $136,815 in expenses, approximately $61,000 of which is included in accounts payable at December 31, 1997, related to the aforementioned third party review of the properties owned by the local partnerships.

The Partnership is incurring interest expense at a rate of 8% per annum on the unpaid fees due the corporate general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8% for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10% of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each limited partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3% of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. As of December 31, 1997 and 1996, approximately $736,000 and $694,000, respectively, was outstanding. Interest expense to the corporate general partner was approximately $42,000 in each of the years in the three year period ended December 31, 1997.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                              REAL-EQUITY PARTNERS
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULE
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Real-Equity Partners
(A California limited partnership)

We have audited the accompanying balance sheets of Real-Equity Partners (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index on item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real-Equity Partners as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS
                                                            1997           1996
                                                        ------------   ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
   Land                                                 $  6,553,357   $  6,553,357
   Buildings                                              22,096,723     22,096,723
   Furniture and equipment                                 3,720,901      3,720,901
                                                        ------------   ------------
                                                          32,370,981     32,370,981
   Less accumulated depreciation                         (13,839,796)   (13,101,384)
                                                        ------------   ------------

                                                          18,531,185     19,269,597
                                                        ------------   ------------

CASH AND CASH EQUIVALENTS                                  1,354,289      1,884,218
                                                        ------------   ------------

OTHER  ASSETS:
   Due from affiliated rental agent, including
     restricted cash held for security deposits
     of $37,845 and $36,876 at December 31, 1997
     and 1996, respectively (Note 5)                         645,785        652,923
   Other receivables and prepaid expenses                    259,864        243,257
                                                        ------------   ------------
                                                             905,649        896,180
                                                        ------------   ------------

     TOTAL ASSETS                                       $ 20,791,123   $ 22,049,995
                                                        ============   ============


             LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
  Mortgage notes payable (Notes 2 and 8)                $ 14,443,323   $ 14,064,914
  Accrued fees and expenses due general partner
    (Notes 6 and 8)                                          735,685        693,560
  Accrued interest payable (Note 2)                           56,383         56,541
  Accounts payable and accrued expenses (Note 1)             270,019        179,681
  Liability for earthquake loss (Note 1)                     506,016        516,150
  Tenant security deposits                                   217,066        229,690
                                                        ------------   ------------
                                                          16,228,492     15,740,536
                                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 7)

PARTNERS' EQUITY                                           4,562,631      6,309,459
                                                        ------------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                  $ 20,791,123   $ 22,049,995
                                                        ============   ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997         1996          1995
                                                       -----------   -----------   -----------
RENTAL OPERATIONS:
     Revenues
         Rental income                                 $ 4,738,515   $ 4,764,778   $ 5,195,601
         Other income                                      186,712       171,117       290,728
                                                       -----------   -----------   -----------
                                                         4,925,227     4,935,895     5,486,329
                                                       -----------   -----------   -----------
     Expenses
         Operating expenses                              2,355,167     2,201,513     2,803,364
         Management fees - affiliate (Note 5)              241,877       243,445       301,998
         Depreciation (Note 1)                             738,412       824,434       910,456
         General and administrative expenses               210,821       265,435       254,768
         Interest expense (Note 2)                       1,375,450     1,407,333     1,739,076
         Benefit from earthquake loss (Note 1)                  --            --      (334,591)
                                                       -----------   -----------   -----------

                                                         4,921,727     4,942,160     5,675,071
                                                       -----------   -----------   -----------

         Income (loss) from rental operations                3,500        (6,265)     (188,742)
                                                       -----------   -----------   -----------

PARTNERSHIP OPERATIONS:
     Interest income                                       105,777        89,711        49,476
                                                       -----------   -----------   -----------

     Expenses
         General and administrative expenses (Note 6)      250,248        77,939        93,076
         Professional fees                                  62,876        38,281        50,383
         Interest expense - general partner (Note 6)        42,125        42,240        42,125
                                                       -----------   -----------   -----------

                                                           355,249       158,460       185,584
                                                       -----------   -----------   -----------

         Loss from partnership operations                 (249,472)      (68,749)     (136,108)
                                                       -----------   -----------   -----------

GAIN ON FORECLOSURE OF RENTAL PROPERTY
     (Note 1)                                                   --       259,088            --
                                                       -----------   -----------   -----------

NET (LOSS) INCOME                                      $  (245,972)  $   184,074   $  (324,850)
                                                       ===========   ===========   ===========

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 4)                                 $        (8)  $         6   $       (11)
                                                       ===========   ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                             General       Limited
                                             Partners      Partners        Total
                                            -----------   -----------   -----------
EQUITY (DEFICIENCY),
    January 1, 1995                         $  (717,075)  $ 7,467,310   $ 6,750,235

    Net loss for 1995                            (3,249)     (321,601)     (324,850)
                                            -----------   -----------   -----------

EQUITY (DEFICIENCY),
    December 31, 1995                          (720,324)    7,145,709     6,425,385

    Net income for 1996                           1,840       182,234       184,074
    Cash distributions ($10.00 per limited
    partner unit) for 1996 (Note 1)                  --      (300,000)     (300,000)
                                            -----------   -----------   -----------

EQUITY (DEFICIENCY),
    December 31, 1996                          (718,484)    7,027,943     6,309,459

    Net loss for 1997                            (2,460)     (243,512)     (245,972)
    Cash distributions ($50.03 per limited
    partner unit) for 1997 (Note 1)            (900,856)     (600,000)   (1,500,856)
                                            -----------   -----------   -----------

EQUITY (DEFICIENCY),
    December 31, 1997                       $(1,621,800)  $ 6,184,431   $ 4,562,631
                                            ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997         1996          1995
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                   $  (245,972)  $   184,074   $  (324,850)
    Adjustments to reconcile net (loss) income  to net
      cash provided by operating activities:
        Depreciation                                        738,412       824,434       910,456
        Gain on foreclosure of rental property                   --      (259,088)
        Benefit from earthquake loss                             --            --      (334,591)
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Due from affiliated rental agent                      7,138      (287,141)      254,491
        Other receivables and prepaid expenses              (16,607)      (38,579)       69,985
        Receivable for earthquake loss                           --       334,591            --
    Increase (decrease) in:
        Accrued fees and expenses due general partner        42,125        42,240        42,125
        Accounts payable and accrued expenses                90,338       (13,866)       43,642
        Accrued interest payable                               (158)      (50,548)      202,000
        Liability for earthquake loss                       (10,134)     (111,588)      (28,990)
        Tenant security deposits                            (12,624)       (5,388)      (23,587)
                                                        -----------   -----------   -----------

    Net cash provided by operating activities               592,518       619,141       839,671
                                                        -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                            (1,500,856)     (300,000)           --
    Principal payments on mortgage notes payable           (229,684)     (228,964)     (212,577)
    Proceeds from mortgage notes payable                  5,600,000            --            --
    Payment of mortgage notes payable                    (4,991,907)           --            --
                                                        -----------   -----------   -----------

          Net cash (used in) provided by
            financing activities                         (1,122,447)      528,964      (241,567)
                                                        -----------   -----------   -----------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                           (529,929)       90,177       598,104

CASH AND CASH EQUIVALENTS,
    beginning of year                                     1,884,218     1,794,041     1,195,937
                                                        -----------   -----------   -----------

CASH AND CASH EQUIVALENTS,
     end of year                                        $ 1,354,289   $ 1,884,218   $ 1,794,041
                                                        ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                       $ 1,375,608   $ 1,356,785   $ 1,537,075
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                     1997        1996        1995
                                                                   --------  -----------   --------
NON CASH INVESTING AND FINANCING ACTIVITIES
       During 1996, the Partnership was relieved of a nonrecourse mortgage note payable and related accrued interest upon
         foreclosure of a rental property, summarized as follows:
           Mortgage note payable                                   $     --  $ 3,453,485   $     --
           Accrued interest payable                                      --      281,462         --
           Write off of rental property                                  --   (3,469,351)        --
           Write off of other assets and liabilities                     --       (6,508)        --
                                                                   --------  -----------   --------

       Gain on foreclosure of rental property                      $     --  $   259,088   $     --
                                                                   ========  ===========   ========



   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.    Organization

               Real-Equity Partners (the "Partnership") was formed under the California Limited Partnership Act on September 9, 1981. The Partnership was formed to invest in residential rental projects. The Partnership invested in seven residential apartment projects; one of these properties was foreclosed in March 1993. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments Associates II (NAPIA II), a California limited partnership. Casden Investment Corporation owns 100 percent of NAPICO's stock. The business of REP is conducted primarily by NAPICO.

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

         c.    Rental Property and Depreciation

               Rental property is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment as follows:

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


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

               In March 1996, the Partnership received from the insurance company a final settlement payment of $334,591 related to the earthquake loss. This was accrued in income in 1995.

               Substantially all of the apartments are leased on a month-to-month basis.

               Under recent adopted law and policy, the U.S. Department of Housing and Urban Development ("HUD") has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUG rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

               As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $136,815 for the year ended December 31, 1997.

               A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

               The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REP; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of march 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

               A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

          d.   Cash and Cash Equivalents

               Cash and cash equivalents consist of unrestricted cash and bank certificates of deposits with an original maturity of three months or less.


                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

2.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable consists of the following:

                                                                                     1997               1996
                                                                                  -----------       ------------

          a.   Mortgage note bearing interest at the rate of 9.125 percent per annum  (10.375 percent per annum in 1996), payable in
               monthly installments of $45,563 including interest through
               May 2007, at which time the then outstanding principal
               balance is due and payable.  Secured by land and buildings with a net book value of $5,368,051 at December 31, 1997.
               On May 21, 1997 the note was refinanced with another lender.
                                                                                  $5,574,398        $4,991,907

          b.   Mortgage note bearing interest at the rate of
               prime plus two percent per annum, adjusted
               semi-annually; payable in monthly install-
               ments including interest through September
               22, 1998, at which time the then outstanding
               principal balance is due and payable.
               Secured by land and buildings with a net
               book value of $3,185,013 at December 31,
               1997.  The interest rate at December 31,
               1997 was 10.50 percent per annum.
                                                                                   1,280,984         1,311,730
          c.   Mortgage note bearing interest at the rate of
               prime plus two percent per annum, adjusted
               semi-annually; payable in monthly install-
               ments including interest through March 1,
               2001, at which time the then outstanding
               principal balance is due and payable.
               Secured by land and buildings with a net
               book value of $3,316,625 at December 31,
               1997.  The interest rate at December 31,
               1997 was 10.50 percent per annum.
                                                                                   2,715,447         2,764,546





                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.      MORTGAGE NOTES PAYABLE (CONTINUED)

                                                                                  1997                1996
                                                                              -----------          ----------

        d.    Mortgage note bearing interest at the rate of
              prime plus two percent per annum, adjusted
              semi-annually; payable in monthly install-
              ments including interest through March 1,
              2001, at which time the then outstanding
              principal balance is due and payable.
              Secured by land and buildings with a net
              book value of $3,018,333 at December 31,
              1997. The interest rate at December 31,
              1997 was 10.50 percent per annum.
                                                                                2,654,098           2,702,119
        e.    Mortgage note insured by the Department of
              Housing and Urban Development (HUD)
              under the Section 221(d)(4) program,
              bearing interest at the rate of 7 percent per
              annum, payable in monthly installments of
              $19,570 including interest through 2013, at
              which time the then outstanding principal
              balance is due and payable.  Secured by land
              and buildings with a net book value of
              $3,643,163 at December 31, 1997. The
              project is regulated by HUD as to rent
              charges, operating methods and annual
              distributions.
                                                                                2,218,396           2,294,612
                                                                              -----------         -----------

                                                                              $14,443,323         $14,064,914
                                                                              ===========         ===========


                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.     MORTGAGE NOTES PAYABLE (CONTINUED)

       Maturities on the mortgage notes payable, are as follows:

             Years Ended December 31,
             ------------------------

                1998                         $ 2,079,632
                1999                             808,306
                2000                             818,746
                2001                           3,489,918
                2002                             164,824
              Thereafter                       7,081,897
                                             -----------
                                             $14,443,323
                                             ===========


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

5.     RELATED PARTY TRANSACTIONS

       The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5% of gross rentals and other collections plus reimbursement of certain expenses. The affiliate received property management fees of $241,877 and $243,445 and $301,998 in 1997, 1996 and 1995, respectively.

       An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $859,000 as of December 31, 1997 (Note 1). Included in payments to the affiliate of NAPICO was approximately $122,000 paid under a contract for $123,456 entered into by the Partnership on February 22, 1996, after receiving competitive bids. The remaining earthquake repair work will be competitively bid.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

5.     RELATED PARTY TRANSACTIONS (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,606, $12,426 and $10,704 in 1997, 1996 and 1995,
       respectively, and is included in partnership general and administrative expenses.

6.     ACCRUED FEES DUE GENERAL PARTNER

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

       The present value of the deferred acquisition fee of $1,783,767 has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. The amount outstanding as of December 31, 1997 and 1996 was $735,685 and $693,560, respectively, which is not currently payable based on the terms of the Partnership Agreement.

7.     CONTINGENCIES

       a)   Litigation

            The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, these claims will not result in any material liability to the Partnership.

       b)   Year 2000 Information

            The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997


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

                                                                    SCHEDULE III

                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                                                              Total Land,
                                                                              Buildings       Buildings,
 Partnership                  Number of       Outstanding                  Furnishings and  Furnishings and  Accumulated
  Location                      Units          Mortgage         Land          Equipment       Equipment      Depreciation
-------------                -----------     -----------     -----------     -----------     -----------     -----------
Arbor Glen -
  West Covina, CA                    208     $ 5,574,398     $ 1,253,592     $ 8,874,255     $10,127,847     $ 4,759,796

Park Creek -
  Canoga Park, CA                    123       1,280,984       1,403,251       4,213,772       5,617,023       2,432,010

Warner Willows I -
   Woodlands Hills, CA                74       2,715,447       1,609,206       3,871,310       5,480,516       2,163,891

Warner Willows II -
  Woodland Hills, CA                  73       2,654,098       1,419,077       3,531,025       4,950,102       1,931,769

Willowbrook Apartments -
  Reno, NV                           183       2,218,396         868,231       5,327,262       6,195,493       2,552,330
                             -----------     -----------     -----------     -----------     -----------     -----------

                                     661     $14,443,323     $ 6,553,357     $25,817,624     $32,370,981     $13,839,796
                             ===========     ===========     ===========     ===========     ===========     ===========


                                                                    SCHEDULE III
                                                                     (Continued)

                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997



NOTES:   1.       Rental property is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the apartments are leased on a month-to-month basis.

         2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1997 is approximately $38,896,531.

         3.       Investments in property and equipment are as follows:


                                                    Buildings
                                                   Furnishings,
                                                       And
                                    Land            Equipment          Total
                                 ------------      ------------      ------------
Balance at January 1, 1995       $  7,077,565      $ 30,983,361      $ 38,060,926

Net additions, 1995                        --                --                --
                                 ------------      ------------      ------------

Balance of December 31, 1995        7,077,565        30,983,361        38,060,926

Net additions, 1996                        --                --                --

Less Parkside foreclosure            (524,208)       (5,165,737)       (5,689,945)
                                 ------------      ------------      ------------

Balance at December 31, 1996        6,553,357        25,817,624        32,370,981

Net additions, 1997                        --                --                --
                                 ------------      ------------      ------------

Balance at December 31, 1997     $  6,553,357      $ 25,817,624      $ 32,370,981
                                 ============      ============      ============


                                                                    SCHEDULE III
                                                                     (Continued)


                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                                  Buildings,
                                                                 Furnishings,
                                                                     And
                                                                   Equipment
                                                                 -------------
Accumulated Depreciation:

Balance at January 1, 1995                                       $ 13,587,088

Net additions 1995                                                    910,456
                                                                 ------------

Balance at December 31, 1995                                       14,497,544

Net additions 1996                                                    824,434

Less Parkside foreclosure                                          (2,220,594)
                                                                 ------------

Balance at December 31, 1996                                       13,101,384

Net additions 1997                                                    738,412
                                                                 ------------

Balance at December 31, 1997                                     $ 13,839,796
                                                                 ============


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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The Partnership has no officers, directors, or employees of its own. All of its affairs are managed by the Corporate General Partner, NAPICO. The transactions with NAPICO and its affiliates are primarily in the form of fees paid by the Partnership to NAPICO for services rendered to the Partnership, as follows.

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for a deferred acquisition fee for services rendered in connection with the management of the Partnership and the selection, purchase, development, and monitoring the operations of the properties, in an amount approximately equal to 10 percent (on a present value basis) of the gross proceeds of the offering. Distribution of any part of this fee shall be subordinated to receipt by each limited partner of an amount equal to a cumulative noncompounded 6 percent annual distribution with respect to his adjusted Adjusted Capital Value. The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000).

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,606, $12,426 and $10,704 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

An annual property management fee is also payable to an affiliate of NAPICO which shall in any event not exceed 5 percent of gross revenues from each property under management. Management fees charged to rental operations were approximately $242,000, $243,000 and $302,000 for 1997, 1996 and 1995,
respectively.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Real-Equity Partners has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for a deferred acquisition fee for services rendered in connection with the management of the Partnership and the selection, purchase, development, and monitoring the operations of the properties, in an amount approximately equal to 10 percent (on a present value basis) of the gross proceeds of the offering. Distribution of any part of this fee shall be subordinated to receipt by each limited partner of an amount equal to a cumulative noncompounded 6 percent annual distribution with respect to his Adjusted Capital Value. The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000). The Partnership is incurring interest expense at a rate of 8% per annum on the unpaid fees due the corporate general partner. Interest expense to the corporate general partner was $42,215, $42,240 and $42,125 for the years ended December 31, 1997, 1996 and 1995, respectively. On March 21, 1994, excess proceeds received from the Park Creek and the Warner Willows I and II refinancings of approximately $2,300,000 were used to partially pay the deferred acquisition fees due the corporate general partner, resulting in lower interest expense to the corporate general partner in 1996 and 1995.

An annual property management fee is also payable to an affiliate of the NAPICO which shall in any event not exceed 5 percent of gross revenues from each property under management. Management fees charged to rental operations were approximately $242,000, $243,000 and $302,000 for 1997, 1996 and 1995,
respectively.

An affiliate of the corporate general partner performed earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $737,000 as of December 31, 1996.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,606, $12,426 and $10,704 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the real estate assets of the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REP; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements as of December 31, 1997.

FINANCIAL STATEMENT SCHEDULE

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1997.

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


REAL-EQUITY PARTNERS

By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     General Partner


/s/ CHARLES H. BOXENBAUM
------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
------------------------------------
Bruce E. Nelson
Director and President



/s/ ALAN I. CASDEN
------------------------------------
Alan I. Casden
Director



/s/ HENRY C. CASDEN
------------------------------------
Henry C. Casden
Director



/s/ BOB E. SCHAFER
------------------------------------
Bob E. Schafer
Senior Vice President of Finance