Form 10-Q
period 1998-03-31
REAL EQUITY PARTNERS
filed 1998-05-20
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements and Notes to Financial Statements

                 Balance Sheets, March 31, 1998 and December 31, 1997           1

                 Statements of Operations,
                      Three Months Ended March 31, 1998 and 1997 ....           2

                 Statement of Partners' Equity (Deficiency),
                      Three Months Ended March 31, 1998 .............           3

                 Statements of Cash Flows,
                      Three Months Ended March 31, 1998 and 1997 ....           4

                 Notes to Financial Statements ......................           5

     Item 2. Management's Discussion and Analysis of Financial
                  Position and Results of Operations ................          10


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ......................................          13

     Item 6. Exhibits and Reports on Form 8-K .......................          13

     Signatures .....................................................          14

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                     ASSETS


                                                               1998                    1997
                                                            (Unaudited)              (Audited)
                                                            ------------           ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
        Land                                                $  6,553,357           $  6,553,357
        Buildings                                             22,096,723             22,096,723
Furniture and equipment                                        3,720,901              3,720,901
                                                            ------------           ------------
                                                              32,370,981             32,370,981
Less accumulated depreciation                                (14,024,399)           (13,839,796)
                                                            ------------           ------------

                                                              18,346,582             18,531,185
                                                            ------------           ------------

CASH AND CASH EQUIVALENTS                                      1,180,347              1,354,289
                                                            ------------           ------------

   OTHER  ASSETS:
Due from affiliated rental agent (Note 5)                        676,642                645,785
Other receivables and prepaid expenses                           252,712                259,864
                                                            ------------           ------------
                                                                 929,354                905,649
                                                            ------------           ------------

     TOTAL ASSETS                                           $ 20,456,283           $ 20,791,123
                                                            ============           ============


                  LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Mortgage notes payable (Notes 2 and 7)                      $ 14,382,667           $ 14,443,323
Accrued fees and expenses due general partner
         (Notes 5 and 7)                                         746,072                735,685
Accrued interest payable (Note 2)                                 56,383                 56,383
Accounts payable and accrued expenses (Note 1)                   263,427                270,019
Liability for earthquake loss (Note 1)                           506,016                506,016
Tenant security deposits                                         217,066                217,066
                                                            ------------           ------------
                                                              16,171,631             16,228,492
                                                            ------------           ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 5 and 6)

 PARTNERS' EQUITY                                              4,284,652              4,562,631
                                                            ------------           ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $ 20,456,283           $ 20,791,123
                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                     1998                   1997
                                                                  -----------           -----------
RENTAL OPERATIONS:
     Revenues
            Rental income                                         $ 1,198,461           $ 1,170,104
            Other income                                               36,379                48,530
                                                                  -----------           -----------
                                                                    1,234,840             1,218,634
                                                                  -----------           -----------
     Expenses
            Operating expenses                                        661,077               515,997
            Management fees - affiliate (Note 4)                       61,040                59,851
            Depreciation (Note 1)                                     184,603               184,603
            General and administrative expenses                        65,822                46,031
            Interest expense (Note 2)                                 340,509               343,121
                                                                  -----------           -----------

                                                                    1,313,051             1,149,603
                                                                  -----------           -----------

            Income (loss) from rental operations                      (78,211)               69,031
                                                                  -----------           -----------

PARTNERSHIP OPERATIONS:
     Interest income                                                   14,134                64,180
                                                                  -----------           -----------

     Expenses
            General and administrative expenses (Note 5)               43,112                24,068
            Professional fees                                          10,403                20,733
            Interest expense - general partner (Note 5)                10,387                10,387
                                                                  -----------           -----------

                                                                       63,902                55,188
                                                                  -----------           -----------

            Income (loss) from partnership operations                 (49,768)                8,992
                                                                  -----------           -----------


NET INCOME (LOSS)                                                 $  (127,979)          $    78,023
                                                                  ===========           ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST (Note 4)       $        (4)          $         3
                                                                  ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


                                               General               Limited
                                              Partners               Partners              Total
                                             -----------           -----------           -----------
PARTNERSHIP INTERESTS                                                   30,000
                                                                   ===========


EQUITY (DEFICIENCY),
             January 1, 1998                 $(1,621,800)          $ 6,184,431           $ 4,562,631

      Net loss for the three months
        ended March 31, 1998                      (1,280)             (126,699)             (127,979)

      Cash distributions                              --              (150,000)             (150,000)
                                             -----------           -----------           -----------

EQUITY (DEFICIENCY),
              March 31, 1998                 $(1,623,080)          $ 5,907,732           $ 4,284,652
                                             ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                         1998                  1997
                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                               $  (127,979)          $    78,023
      Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation                                                   184,603               184,603
      Changes in operating assets and liabilities:
      Decrease (increase) in:
      Due from affiliated rental agent                                    (30,857)             (154,851)
      Other receivables and prepaid expenses                                7,152               (49,257)
      Increase (decrease) in:
      Accrued fees and expenses due general partner                        10,387                10,387
      Accounts payable and accrued expenses                                (6,592)                  595
                                                                      -----------           -----------

      Net cash provided by operating activities                            36,714                69,500
                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                          (150,000)             (984,188)
      Principal payments on mortgage notes payable                        (60,656)              (58,880)
      Payments on liability for earthquake loss                                --               (15,593)
                                                                      -----------           -----------

      Net cash used in financing activities                              (210,656)           (1,058,661)
                                                                      -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (173,942)             (989,161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,354,289             1,794,041
                                                                      -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,180,347           $   804,880
                                                                      ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1997 filed by Real Equity Partners (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

      In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1998, and the results of operations and changes in cash flows for the three months then ended.

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

      On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge earthquake in the Los Angeles area. Insurance proceeds of approximately $965,000 were allocated to the Partnership in 1995 and 1994, as the settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. The total estimated expenditures needed to repair the properties, net of the insurance recoveries were expensed in 1994 since they did not extend the useful life of the properties.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $153,000 through March 31, 1998, including approximately $16,000 included in general and administrative expenses for the three months ended March 31, 1998.

      A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

      The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REP; and (iv) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

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

                                 MARCH 31, 1998


NOTE 2 - MORTGAGE NOTES PAYABLE

      Mortgage notes payable consist of the following:

       a.    Conventional mortgage notes bearing interest at rates ranging from
             9.125 percent to 10.25 percent per annum, payable in monthly installments ranging from $13,653 to $45,563 per month and having maturity dates from September 1998 to June 2007. These notes total $12,184,171 at March 31, 1998.

       b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,198,496 at March 31, 1998.

       The mortgage notes are secured by deeds of trust on the rental properties.

NOTE 3 - INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

       The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections plus reimbursement of certain expenses. Management fees charged to operations under this agreement were approximately $61,000 and $59,900 for the three months ended March 31, 1998 and 1997, respectively.

       An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $859,000 as of March 31, 1998 (Note 1). Included in payments to the affiliate of NAPICO was $122,773 paid under a contract for $123,456 entered into by the Partnership on February 22, 1996, after receiving competitive bids.

NOTE 5 - FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Partnership Agreement, the Partnership is obligated to NAPICO for a deferred acquisition fee. This fee is for services rendered in connection with the selection, purchase, acquisition, development, and monitoring the operations of its properties. Distribution of any part of this from net cash from operations shall be subordinated to receipt by each Limited Partner of an amount equal to

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998



NOTE 5 - FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

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

       The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. The amount outstanding as of March 31, 1998 and December 31, 1997 was $746,072 and $735,685, respectively.

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

       The Partnership made distributions in the amount of $150,000 to the limited partners during the three months ended March 31, 1998.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $3,153 and $2,804 for the three months ended March 31, 1998 and 1997, respectively, and is included in general and administrative expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       The corporate general partner of the Partnership is involved in various lawsuits lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. One of the mortgage notes payable is insured by HUD and is secured by a rental property. The operations generated by the property are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of this mortgage note

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

       Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. Based on cash distributions made to the partners as of December 31, 1996, $834,188 was due to the general partners as their 10 percent share of cash available for distribution. This amount was paid to the general partners in February 1997. The Partnership made distributions in the amount of $150,000 to the limited partners in the three months ended March 31, 1998.

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

       Occupancy at the Warner Willows I and II properties averaged 97 percent for the three months of 1998, a 4 percent increase from the same period in 1997 (excluding capital repair costs). Both properties operated with positive cash earnings for the three months ended March 31, 1998. Positive cash earnings for the three months ended March 31, 1998 were approximately $17,000 and $23,000 for Warner Willows I and II, respectively.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF OPERATIONS (CONTINUED)

       Occupancy at the Arbor Glen property averaged 95 percent during the first three months of 1998, a 4 percent increase from the same period in 1997. The property operated with a positive cash flows of approximately $26,000 (excluding capital repair costs) during the first three months of 1998. On May 21, 1997, the property was refinanced with a new non-recourse loan in the amount of $5,600,000. The loan matures on June 1, 2007 and bears interest at 9.125% per annum.

       Occupancy at the Park Creek property averaged 94 percent during the first three months of 1998, a 12 percent increase from the same period in 1997. The property operated with a positive cash flows of approximately $21,000 (excluding capital repair costs) during the first three months of 1998.

       Occupancy at the Willowbrook property averaged 97 percent during the first three months of 1998, a 4 percent increase from the same period in 1997. The property operated with a positive cash flow of approximately $71,000, (excluding capital repair costs) during the first three months of 1998.

       On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in January 1994. Included in liabilities as of March 31, 1998 is approximately $500,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries of $965,000, were expensed, since they did not extend the useful life of the properties.

       An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $859,000 as of March 31, 1998. Included in payments to the affiliate of NAPICO was $122,773 paid under a contract for $123,456 entered into by the Partnership on February 22, 1996, after receiving competitive bids.

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

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF OPERATIONS (CONTINUED)

       The Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $153,000 through March 31, 1998, including approximately $16,000 included in general and administrative expenses for the three months ended March 31, 1998.

       A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

       The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REP; and (iv) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

       A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

       The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership Agreement Partnership, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6 percent distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. The amount outstanding as of March 31, 1998 was approximately $746,000. An annual property management fee, which shall not in any event exceed 5 percent of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1998, the Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 7 of regulation
           S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


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


                           REAL EQUITY PARTNERS
                           (a California limited partnership)


                             By:  National Partnership Investments Corp.
                                  Corporate General Partner

                                  /s/ Bruce Nelson
                                  -------------------------------
                                  Bruce Nelson
                                  President



                           Date:         May 18, 1998
                                -------------------------------

                                  /s/ Charles Boxenbaum
                                  -------------------------------
                                  Charles H. Boxenbaum
                                  Chief Executive Officer


                           Date:         May 18, 1998
                                -------------------------------