Form 10-Q
period 1998-06-30
REAL EQUITY PARTNERS
filed 1998-08-18
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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


                                  Yes X No_____

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                     Balance Sheets, June 30, 1998 and December 31, 1997 ..........1

                     Statements of Operations,
                           Six and Three Months Ended June 30, 1998 and 1997 ......2

                     Statement of Partners' Equity (Deficiency),
                           Six Months Ended June 30, 1998 .........................3

                     Statements of Cash Flows,
                           Six Months Ended June 30, 1998 and 1997 ................4

                     Notes to Financial Statements ................................5

      Item 2.  Management's Discussion and Analysis of Financial
                     Position and Results of Operations ..........................10


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..................................................13

      Item 6.  Exhibits and Reports on Form 8-K ..................................14

      Signatures..................................................................15


                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                1998
                                                             (Unaudited)               1997
                                                            ------------         ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
  Land                                                      $  6,553,357         $  6,553,357
  Buildings                                                   22,096,723           22,096,723
  Furniture and equipment                                      3,720,901            3,720,901
                                                            ------------         ------------
                                                              32,370,981           32,370,981
Less accumulated depreciation                                (14,209,002)         (13,839,796)
                                                            ------------         ------------

                                                              18,161,979           18,531,185
                                                            ------------         ------------

CASH AND CASH EQUIVALENTS                                      1,140,514            1,354,289
                                                            ------------         ------------

 OTHER  ASSETS:
   Due from affiliated rental agent (Note 5)                     771,463              645,785
   Other receivables and prepaid expenses                        222,286              259,864
                                                            ------------         ------------
                                                                 993,749              905,649
                                                            ------------         ------------

   TOTAL ASSETS                                             $ 20,296,242         $ 20,791,123
                                                            ============         ============


                    LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
  Mortgage notes payable (Notes 2 and 7)                    $ 14,320,565         $ 14,443,323
  Accrued fees and expenses due general partner
       (Notes 5 and 7)                                           756,574              735,685
  Accrued interest payable (Note 2)                               56,383               56,383
  Accounts payable and accrued expenses (Note 1)                 262,424              270,019
  Liability for earthquake loss (Note 1)                         506,016              506,016
  Tenant security deposits                                       217,066              217,066
                                                            ------------         ------------
                                                              16,119,028           16,228,492
                                                            ------------         ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 5 and 6)

PARTNERS' EQUITY                                               4,177,214            4,562,631
                                                            ------------         ------------

   TOTAL LIABILITIES AND PARTNERS' EQUITY                   $ 20,296,242         $ 20,791,123
                                                            ============         ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                           Six months       Three months       Six months       Three months
                                                              ended             ended             ended             ended
                                                          June 30, 1998     June 30, 1998     June 30, 1997     June 30, 1997
                                                          -------------     -------------     -------------     -------------
RENTAL OPERATIONS:
  Revenues
    Rental income                                           $2,442,801        $1,244,340        $2,334,227        $1,164,122
    Other income                                                87,606            51,227            93,051            44,522
                                                            ----------        ----------        ----------        ----------
                                                             2,530,407         1,295,567         2,427,278         1,208,644
                                                            ----------        ----------        ----------        ----------
  Expenses
    Operating expenses                                       1,341,928           680,851         1,164,303           648,306
    Management fees - affiliate (Note 4)                       125,216            64,176           119,934            60,083
    Depreciation (Note 1)                                      369,206           184,603           369,206           184,603
    General and administrative expenses                        121,846            56,024           136,205            90,174
    Interest expense (Note 2)                                  679,573           339,064           702,016           358,895
                                                            ----------        ----------        ----------        ----------
                                                             2,637,769         1,324,718         2,491,664         1,342,061
                                                            ----------        ----------        ----------        ----------
    Loss from rental operations                               (107,362)          (29,151)          (64,386)         (133,417)
                                                            ----------        ----------        ----------        ----------
PARTNERSHIP OPERATIONS:
  Interest income                                               28,185            14,050            75,391            11,211
                                                            ----------        ----------        ----------        ----------
  Expenses
    General and administrative expenses (Note 5)               152,382           115,259            52,329            28,259
    Professional fees                                          (17,031)          (33,423)           58,584            37,853
    Interest expense - general partner (Note 5)                 20,889            10,502            20,889            10,502
                                                            ----------        ----------        ----------        ----------
                                                               156,240            92,338           131,802            76,614
                                                            ----------        ----------        ----------        ----------
    Loss from partnership operations                          (128,055)          (78,288)          (56,411)          (65,403)
                                                            ----------        ----------        ----------        ----------
NET LOSS                                                    $ (235,417)       $ (107,439)       $ (120,797)       $ (198,820)
                                                            ==========        ==========        ==========        ==========
NET LOSS PER LIMITED PARTNERSHIP INTEREST (Note 4)          $       (8)       $       (4)       $       (4)       $       (7)
                                                            ==========        ==========        ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)



                                         General             Limited
                                         Partners            Partners              Total
                                        -----------         -----------         -----------
PARTNERSHIP INTERESTS                                            30,000
                                                            ===========


EQUITY (DEFICIENCY),
     January 1, 1998                    $(1,621,800)        $ 6,184,431         $ 4,562,631

     Net loss for the six months
      ended June 30, 1998                    (2,355)           (233,062)           (235,417)

     Cash distributions                          --            (150,000)           (150,000)
                                        -----------         -----------         -----------

EQUITY (DEFICIENCY),
     June 30, 1998                      $(1,624,155)        $ 5,801,369         $ 4,177,214
                                        ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                       1998                1997
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $  (235,417)        $  (120,797)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Depreciation                                                  369,206             369,206
     Changes in operating assets and liabilities:
         Decrease (increase) in:
           Due from affiliated rental agent                           (125,678)            (59,681)
           Other receivables and prepaid expenses                       37,578             (38,328)
     Increase (decrease) in:
           Accrued fees and expenses due general partner                20,889              20,889
           Accounts payable and accrued expenses                        (7,595)             16,575
           Accrued interest payable                                                            (20)
                                                                   -----------         -----------

           Net cash provided by operating activities                    58,983             187,844
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                        (150,000)         (1,167,522)
     Proceeds from mortgage note  payable                                                5,600,000
     Principal payments on mortgage notes payable                     (122,758)         (5,102,034)
     Payments on liability for earthquake loss                              --             (15,593)
                                                                   -----------         -----------

           Net cash used in financing activities                      (272,758)           (685,149)
                                                                   -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (213,775)           (497,305)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,354,289           1,827,286
                                                                   -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,140,514         $ 1,329,981
                                                                   ===========         ===========



The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

        In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1998, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Partnership is undergoing an extensive review of properties that may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $185,000 through June 30, 1998, including approximately $48,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

        A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership the rental properties owned by the Partnership.

        The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
        (i) consummation of such private placement by the REIT; (ii) the consent of the limited partners to the sale of the rental properties owned by REP; and (iii) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

        A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

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

                                  JUNE 30, 1998



NOTE 2 - MORTGAGE NOTES PAYABLE

        Mortgage notes payable consist of the following:

        a. Conventional mortgage notes bearing interest at rates ranging from 9.125 percent to 10.25 percent per annum, payable in monthly installments ranging from $13,653 to $45,563 per month and having maturity dates from September 1998 to June 2007. These notes total $12,143,000 at June 30, 1998.

        b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of $2,178,000 at June 30, 1998.

        The mortgage notes are secured by deeds of trust on the rental properties.

NOTE 3 - INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

        The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections plus reimbursement of certain expenses. Management fees charged to operations under this agreement were approximately $125,216 and $119,900 for the six months ended June 30, 1998 and 1997, respectively.

        An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $859,000 as of June 30, 1998 (Note 1). Included in payments to the affiliate of NAPICO was $122,773 paid under a contract entered into by the Partnership on February 22, 1996, after receiving competitive bids.

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

                                  JUNE 30, 1998


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

        The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. The amount outstanding as of June 30, 1998 and December 31, 1997 was $756,574 and $735,685, respectively.

        Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. The Partnership made distributions in the amount of $150,000 to the limited partners during the six months ended June 30, 1998.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $6,301 and $5,886 for the six months ended June 30, 1998 and 1997, respectively, and is included in general and administrative expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

        The corporate general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

                                  JUNE 30, 1998

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

        Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. Based on cash distributions made to the partners as of December 31, 1996, $834,188 was due to the general partners as their 10 percent share of cash available for distribution. This amount was paid to the general partners in February 1997. The Partnership made distributions in the amount of $150,000 to the limited partners in the six months ended June 30, 1998.

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

        Occupancy at the Warner Willows I and II properties averaged 95 percent for the six months of 1998, a 2 percent increase from the same period in 1997 (excluding capital repair costs). Both properties operated with positive cash earnings for the six months ended June 30, 1998. Positive cash earnings for the six months ended June 30, 1998 were approximately $6,145 and $622 for Warner Willows I and II, respectively.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Occupancy at the Arbor Glen property averaged 100 percent during the first six months of 1998, a 2 percent increase from the same period in 1997. The property operated with a positive cash flows of approximately $13,238 during the first six months of 1998. On May 21, 1997, the property was refinanced with a new non-recourse loan in the amount of $5,600,000. The loan matures on June 1, 2007 and bears interest at 9.125% per annum.

        Occupancy at the Park Creek property averaged 98 percent during the first six months of 1998, a 5 percent increase from the same period in 1997. The property operated with a positive cash flows of approximately $34,252 (excluding capital repair costs) during the first six months of 1998.

        Occupancy at the Willowbrook property averaged 90 percent during the first three months of 1998, a 1 percent decrease from the same period in 1997. The property operated with a positive cash flow of approximately $96,889 during the first six months of 1998.

        On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in January 1994. Included in liabilities as of June 30, 1998 is approximately $500,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries of $965,000, were expensed, since they did not extend the useful life of the properties.

        An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $859,000 as of June 30, 1998. Included in payments to the affiliate of NAPICO was $122,773 paid under a contract entered into by the Partnership on February 22, 1996, after receiving competitive bids.

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

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


PART II.  OTHER INFORMATION

The Partnership is undergoing an extensive review of properties that may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $185,000 through June 30, 1998, including approximately $48.00 for the six months ended June 30, 1998, which are included in general and administrative expenses.

A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership the rental properties owned by the Partnership.

The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the consent of the limited partners to the sale of the rental properties owned by REP; and (iii) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership Agreement Partnership, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6 percent distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. The amount outstanding as of June 30, 1998 was approximately $756,000. An annual property management fee, which shall not in any event exceed 5 percent of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner.


ITEM 1. LEGAL PROCEEDINGS

As of June 30, 1998, the Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


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


                                 REAL EQUITY PARTNERS
                                 (a California limited partnership)


                                 By: National Partnership Investments Corp. Corporate General Partner

                                        /s/ BRUCE NELSON
                                        -------------------------------------
                                        Bruce Nelson
                                        President



                                 Date:  8/14/98
                                      ---------------------------------------

                                         /s/ CHARLES H. BOXENBAUM
                                        -------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer



                                 Date:   8/14/98
                                      ---------------------------------------