Form 10-K405/A
period 1997-12-31
REAL EQUITY PARTNERS
filed 1998-11-05
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A
                                  Amendment 1

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

As of December 31, 1997, the loan secured by the Park Creek property in the amount of $1,280,984 is scheduled to mature on September 22, 1998. The Partnership is in process of refinancing this loan.

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

The Partnership is incurring interest expense at a rate of 8% per annum on the unpaid fees due the corporate general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8% for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10% of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each limited partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3% of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. As of December 31, 1997 and 1996, approximately $736,000 and $694,000, respectively, of the deferred acquisition fee was due to the corporate general partner. Interest expense to the corporate general partner was approximately $42,000 in each of the years in the three year period ended December 31, 1997.

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