Form 10-Q
period 1998-09-30
REAL EQUITY PARTNERS
filed 1998-11-20
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                     Balance Sheets, September 30, 1998 and December 31, 1997 ..................................1

                     Statements of Operations,
                           Nine and Three Months Ended September 30, 1998 and 1997 .............................2

                     Statement of Partners' Equity (Deficiency),
                           Nine Months Ended September 30, 1998 ................................................3

                     Statements of Cash Flows,
                           Nine Months Ended September 30, 1998 and 1997 .......................................4

                     Notes to Financial Statements .............................................................5

      Item 2.  Management's Discussion and Analysis of Financial
                     Position and Results of Operations .......................................................10


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings...............................................................................12

      Item 6.  Exhibits and Reports on Form 8-K ...............................................................12

      Signatures...............................................................................................13

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                           1998
                                                        (Unaudited)             1997
                                                        ------------        ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
      Land                                              $  6,553,357        $  6,553,357
      Buildings                                           22,096,723          22,096,723
      Furniture and equipment                              3,720,901           3,720,901
                                                        ------------        ------------
                                                          32,370,981          32,370,981
      Less accumulated depreciation                      (14,393,605)        (13,839,796)
                                                        ------------        ------------

                                                          17,977,376          18,531,185
                                                        ------------        ------------

CASH AND CASH EQUIVALENTS                                    883,570           1,354,289
                                                        ------------        ------------

OTHER  ASSETS:
   Due from affiliated rental agent (Note 5)                 863,806             645,785
   Other receivables and prepaid expenses                    211,934             259,864
                                                        ------------        ------------
                                                           1,075,740             905,649
                                                        ------------        ------------

      TOTAL ASSETS                                      $ 19,936,686        $ 20,791,123
                                                        ============        ============


                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Mortgage notes payable (Notes 2 and 7)               $ 14,257,046        $ 14,443,323
   Accrued fees and expenses due general partner
      (Notes 5 and 7)                                        767,192             735,685
   Accrued interest payable (Note 2)                          56,383              56,383
   Accounts payable and accrued expenses (Note 1)            250,824             270,019
   Liability for earthquake loss (Note 1)                    506,016             506,016
   Tenant security deposits                                  217,066             217,066
                                                        ------------        ------------
                                                          16,054,527          16,228,492
                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 5 and 6)

PARTNERS' EQUITY                                           3,882,159           4,562,631
                                                        ------------        ------------

       TOTAL LIABILITIES AND PARTNERS' EQUITY           $ 19,936,686        $ 20,791,123
                                                        ============        ============



              The accompanying notes are an integral part of these
                             financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                             Nine months       Three months       Nine months        Three months
                                                               ended              ended              ended              ended
                                                           Sept. 30, 1998     Sept. 30, 1998     Sept. 30, 1997      Sept. 30, 1997
                                                           --------------     --------------     --------------      --------------
RENTAL OPERATIONS:
     Revenues
          Rental income                                      $ 3,716,442        $ 1,273,641        $ 3,504,850        $ 1,170,623
          Other income                                           146,627             59,021            138,726             45,675
                                                             -----------        -----------        -----------        -----------
                                                               3,863,069          1,332,662          3,643,576          1,216,298
                                                             -----------        -----------        -----------        -----------
     Expenses
          Operating expenses                                   2,040,079            698,151          1,674,618            510,315
          Management fees - affiliate (Note 4)                   191,510             66,294            180,803             60,869
          Depreciation (Note 1)                                  553,809            184,603            553,809            184,603
          General and administrative expenses                    168,720             46,874            177,203             40,998
          Interest expense (Note 2)                            1,017,220            337,647          1,022,210            320,193
                                                             -----------        -----------        -----------        -----------

                                                               3,971,338          1,333,569          3,608,643          1,116,978
                                                             -----------        -----------        -----------        -----------

          Income (Loss) from rental operations                  (108,269)              (907)            34,933             99,320
                                                             -----------        -----------        -----------        -----------

PARTNERSHIP OPERATIONS:
     Interest income                                              36,790              8,606             91,285             12,112
                                                             -----------        -----------        -----------        -----------

     Expenses
          General and administrative expenses (Note 5)           211,167            105,922             82,365             30,034
          Professional fees                                       32,985              2,879             77,367             15,908
          Interest expense - general partner (Note 5)             31,507             10,618             31,507             10,618
                                                             -----------        -----------        -----------        -----------

                                                                 275,659            119,419            191,239             56,560
                                                             -----------        -----------        -----------        -----------

          Loss from partnership operations                      (238,869)          (110,813)           (99,954)           (44,448)
                                                             -----------        -----------        -----------        -----------


NET INCOME (LOSS)                                            $  (347,138)       $  (111,720)       $   (65,021)       $    54,872
                                                             ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
    INTEREST (Note 4)                                        $       (12)       $        (4)       $        (2)       $         2
                                                             ===========        ===========        ===========        ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (Unaudited)



                                         General            Limited
                                         Partners           Partners             Total
                                        -----------        -----------        -----------
PARTNERSHIP INTERESTS                                           30,000
                                                           ===========


EQUITY (DEFICIENCY),
          January 1, 1998               $(1,621,800)       $ 6,184,431        $ 4,562,631

     Net loss for the nine months
     ended September 30, 1998                (3,472)          (343,666)          (347,138)

     Cash distributions                     (33,334)          (300,000)          (333,334)
                                        -----------        -----------        -----------

EQUITY (DEFICIENCY),
       September 30, 1998               $(1,658,606)       $ 5,540,765        $ 3,882,159
                                        ===========        ===========        ===========



              The accompanying notes are an integral part of these
                             financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                      1998                1997
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $  (347,138)       $   (65,021)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
           Depreciation                                               553,809            553,809
     Changes in operating assets and liabilities:
        Decrease (increase) in:
           Due from affiliated rental agent                          (218,021)            18,663
           Other receivables and prepaid expenses                      47,930            (27,977)
        Increase (decrease) in:
           Accrued fees and expenses due general partner               31,507             31,507
           Accounts payable and accrued expenses                      (19,195)             6,626
           Accrued interest payable                                                      (17,449)
                                                                  -----------        -----------

           Net cash provided by operating activities                   48,892            500,158
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                       (333,334)        (1,334,189)
     Proceeds from mortgage note  payable                                              5,600,000
     Principal payments on mortgage notes payable                    (186,277)        (5,162,417)
     Payments on liability for earthquake loss                             --            (10,134)
                                                                  -----------        -----------

           Net cash used in financing activities                     (519,611)          (906,740)
                                                                  -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (470,719)          (406,582)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,354,289          1,827,286
                                                                  -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   883,570        $ 1,420,704
                                                                  ===========        ===========



              The accompanying notes are an integral part of these
                             financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

        In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1998, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

        On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge earthquake in the Los Angeles area. Insurance proceeds of approximately $965,000 were allocated to the Partnership in 1995 and 1994, as the settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. The total estimated expenditures needed to repair the properties, net of the insurance recoveries were expensed in 1994 since they did not extend the useful life of the properties. On September 25, 1998, the Partnership entered into an agreement to sell the rental properties.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Partnership performed an extensive review of its properties in connection with a proposed sale to the REIT as set forth below. The Partnership incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $258,000 through September 30, 1998 including approximately $121,000 and $12,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

        A real estate investment trust ("REIT") organized by affiliates of NAPICO proposed to purchase from the Partnership the rental properties owned by the Partnership for a total price of $24,876,300. The REIT planned to raise the cash to purchase such properties through a private placement of its equity securities. The purchase was subject to, among other things, (i) consummation of such private placement by the REIT;
        (ii) the consent of the limited partners to the sale of the rental properties owned by REP; and (iii) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships.

        On August 14, 1998, an unrelated party contacted the Partnership to express its interest in acquiring the properties. As of September 25, 1998, the affiliate of NAPICO withdrew its offer and the Partnership entered into a purchase and sale agreement with the new buyer that included a purchase price of $31,900,000. A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the sale of the properties owned by the Partnership. Consummation of the sale is subject to the approval of a majority-in-interest of the limited partners.

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

                               SEPTEMBER 30, 1998

NOTE 2 - MORTGAGE NOTES PAYABLE

        Mortgage notes payable consist of the following:

        a. Conventional mortgage notes bearing interest at rates ranging from 9.125 percent to 10.25 percent per annum, payable in monthly installments ranging from $13,653 to $45,563 per month and having maturity dates from September 1998 to June 2007. These notes total approximately $12,099,000 at September 30, 1998.

        b. Mortgage note, insured by the Department of Housing and Urban Development under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of approximately $19,500, including interest through maturity in the year 2013. The note has a balance of approximately $2,158,000 at September 30, 1998.

        The mortgage notes are secured by deeds of trust on the rental properties.

NOTE 3 - INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 4 - RELATED PARTY TRANSACTIONS

        The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5 percent of gross rentals and other collections plus reimbursement of certain expenses. Management fees charged to operations under this agreement were approximately $191,000 and $180,000 for the nine months ended September 30, 1998 and 1997, respectively.

        An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $859,000 as of this period (Note 1). Included in payments to the affiliate of NAPICO was $122,773 paid under a contract entered into by the Partnership on February 22, 1996, after receiving competitive bids.

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

                               SEPTEMBER 30, 1998


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

        The present value of the deferred acquisition fee plus accrued interest has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. The amount outstanding as of September 30, 1998 and December 31, 1997 was approximately $767,002 and $725,000, respectively.

        Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. The Partnership made distributions in the amount of $150,000 to the limited partners during the nine months ended September 30, 1998.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $9,400 and $8,700 for the nine months ended September 30, 1998 and 1997, respectively, and is included in general and administrative expenses.

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

                               SEPTEMBER 30, 1998

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

        Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. The Partnership made distributions in the amount of $300,000 to the limited partners in the nine months ended September 30, 1998.

        On May 21, 1997, the mortgage on Arbor Glen was refinanced with a non-recourse loan in the amount of $5,600,000 bearing interest at 9.125% per annum. The note is due June 1, 2007.

        Based on the purchase and sale agreement entered into between the Partnership and a proposed buyer, it is anticipated that the Partnership will make a distribution to the limited partners of approximately $16,554,000 from the net proceeds of the sale. If the sale is consummated, it will result in a dissolution of the Partnership under the terms of the Partnership Agreement.

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

        Occupancy at the Warner Willows I and II properties averaged 97 percent for the nine months ended September 30, 1998, a 3 percent increase from the same period in 1997. Both properties operated with positive cash earnings for the nine months ended September 30, 1998 (excluding capital repair costs). Positive cash earnings for the nine months ended September 30, 1998 were approximately $27,200 and $2,400 for Warner Willows I and II, respectively.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Occupancy at the Arbor Glen property averaged 99 percent during the first nine months ended September 30, 1998, a 2 percent increase from the same period in 1997. The property operated with a positive cash flows of approximately $164,000 (excluding capital repair costs) during the first nine months ended September 30, 1998. On May 21, 1997, the property was refinanced with a new non-recourse loan in the amount of $5,600,000. The loan matures on June 1, 2007 and bears interest at 9.125% per annum.

        Occupancy at the Park Creek property averaged 97 percent during the first nine months 1998, a 5 percent increase from the same period in 1997. The property operated with a positive cash flows of approximately $102,100 (excluding capital repair costs) during the first nine months ended September 30, 1998.

        Occupancy at the Willowbrook property averaged 91 percent during the first nine months ended September 30, 1998, a 1 percent decrease from the same period in 1997. The property operated with a positive cash flow of approximately $261,000 (excluding capital repair costs) during the first nine months ended September 30, 1998.

        On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the earthquake in January 1994. Included in liabilities as of September 30, 1998 is approximately $500,000 related to the earthquake damages. The total estimated expenditures needed to repair the properties, net of the insurance recoveries of $965,000, were expensed, since they did not extend the useful life of the properties.

        An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs were approximately $859,000 as of September 30, 1998. Included in payments to the affiliate of NAPICO was $122,773 paid under a contract entered into by the Partnership on February 22, 1996, after receiving competitive bids.

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

                               SEPTEMBER 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        The Partnership performed an extensive review of its properties in connection with a proposed sale to the REIT as set forth below. The Partnership incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $258,000 through September 30, 1998 including approximately $121,000 and $12,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

        A real estate investment trust ("REIT") organized by affiliates of NAPICO proposed to purchase from the Partnership the rental properties owned by the Partnership for a total price of $24,876,300. The REIT planned to raise the cash to purchase such properties through a private placement of its equity securities. The purchase was subject to, among other things, (i) consummation of such private placement by the REIT;
        (ii) the consent of the limited partners to the sale of the rental properties owned by REP; and (iii) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships.

        On August 14, 1998, an unrelated party contacted the Partnership to express its interest in acquiring the properties. As of September 25, 1998, the affiliate of NAPICO withdrew its offer and the Partnership entered into a purchase and sale agreement with the new buyer that included a purchase price of $31,900,000. A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the sale of the properties owned by the Partnership. Consummation of the sale is subject to the approval of a majority-in-interest of the limited partners.

        The Partnership is incurring interest expense at a rate of 8 percent per annum on the unpaid fees due the general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership Agreement Partnership, the Partnership is obligated to the general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8 percent for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10 percent of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each Limited Partner of an amount equal to a cumulative noncompounded 6 percent distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. As of September 30, 1998 approximately $767,000 of the deferred acquisition fee was due to the Corporate General Partner. An annual property management fee, which shall not in any event exceed 5 percent of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A report 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

        On March 9, 1998, Riley Bauer Equities 2, L.L.C. (the "Buyer") made an unsolicited offer to buy a certain number of Units in the Partnership for a price of $300 per Unit. The Buyer did not contact the Corporate General Partner prior to commencing its tender offer. By letter dated July 13, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter from the Buyer is attached as an Exhibit to this form 10-Q.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


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


                                        REAL EQUITY PARTNERS
                                        (a California limited partnership)


                                        By:    National Partnership Investments
                                               Corp. Corporate General Partner


                                               /s/ PAUL PATIERNO
                                               ---------------------------------
                                               Paul Patierno
                                               Chief Financial Officer



                                        Date:
                                             -----------------------------------



                                               /s/ CHARLES BOXENBAUM
                                               ---------------------------------
                                               Charles Boxenbaum
                                               Chief Executive Officer



                                        Date:
                                             -----------------------------------

[RILEY BOWER EQUITIES 2, LLC LETTERHEAD]

To the Holders of Limited Partnership Interests in                 March 9, 1998
REAL EQUITY PARTNERS

Dear Investor,

We are offering you an opportunity to sell your limited partnership interest in Units (the "Units") in REAL EQUITY PARTNERS, a California limited partnership (the "Partnership") for cash in the amount of $300.00 (THREE HUNDRED DOLLARS) PER UNIT, less transfer fee and any distributions made subsequent to the date of this letter.

The following are several reasons why you may wish to sell:

o HIGHER THAN SECONDARY MARKET: According to the Partnership Spectrum, the average price paid for this Partnership per unit in the most recent reporting period was $256.67. OUR OFFER IS MORE THAN AN 18% PREMIUM, BEFORE THE ADDED SAVINGS OF A COMMISSION FREE SALE.

o CASH RESERVES REDUCED BY MORE THAN $830,000.00: In February 1997, The Partnership paid the General Partner $834,188.00 for deferred distributions (the GP was allocated 10 percent of "cash available for distribution" and had been deferring this distribution for several years). This reduced the Partnership's cash reserves significantly.

o OUR PAPERWORK IS EASY: Simply sign and complete the rest of the information on the back of the enclosed Agreement of Transfer and Assignment and mail back to us in the enclosed envelope. NO NOTARY OR SIGNATURE GUARANTEE IS REQUIRED.

o TWO PROPERTIES HAVE BEEN FORECLOSED: The Partnership has had two of its original seven properties foreclosed on, one in 1993 and one in 1996.

o NO COMMISSIONS OR FUTURE K-1S: Our offer is a net price to you, without the commissions and costs typically associated with third party sales. Additionally, the sale will result in the elimination of the expense of your filing a partnership K-1 in future years.

Our offer is limited to approximately 1,000 units. We will pay for all Partnership transfer fees and costs. We are an investment group not affiliated with the General Partner. However, it should be noted that we feel the General Partner is competent and carrying out their fiduciary responsibilities.

An Agreement of Transfer is enclosed which you can use to accept our offer. YOU ARE ONLY REQUIRED TO SIGN AND PRINT YOUR NAME AND COMPLETE THE REST OF THE INFORMATION ON THE REVERSE SIDE OF THE AGREEMENT, AND RETURN TO OUR OFFICES IN THE ENCLOSED ENVELOPE. (If your investment is in an IRA account, we will obtain your Custodian's signature after you have returned the completed and signed Agreement). Our offer will expire at 5:00 p.m. on Friday, July 18th, 1997; however, we may extend our offer at our discretion. Please call toll free at 888-622-1144, extension 22, if you have any questions.

Sincerely,

Riley Bower Equities 2, LLC.

                       AGREEMENT OF TRANSFER & ASSIGNMENT
                      For Limited Partnership Interests in

                              REAL EQUITY PARTNERS

1.   ASSIGNMENT OF AND CONSIDERATION FOR THE UNITS
          Subject to and effective upon acceptance for payment, the undersigned (the "Seller") hereby sells, assigns, transfers, conveys and delivers (the "Transfer") to Riley Bower Equities 2, LLC, a California limited liability company or Assignee (the "Purchaser"), all of the Seller's right, title and interest in Real Equity Partners, a limited partnership (the "Partnership") for a total consideration of $300.00 (THREE HUNDRED DOLLARS) PER UNIT, less transfer fee and any distributions made subsequent to March 9, 1998, net to the Seller in cash. Such Transfer shall include, without limitation, all right in, and claims to, any Partnership profits and losses, cash distributions, voting rights and other benefits of any nature whatsoever distributable or allocable to such purchased Units under the Partnership's Certificate and Agreement of Limited Partnership, as amended (the "Partnership Agreement").

2.   SPECIAL POWER OF ATTORNEY
          The Seller hereby irrevocably constitutes and appoints the Purchaser, James S. Riley and E. Frank Bower, or any of them, as the true and lawful agent and special attorneys-in-fact of the Seller with respect to such Units, with full power of substitution (such power of attorney being deemed to be an irrevocable power coupled with an interest). The Power of Attorney shall include without limitation, (1) the right to vote, inspect Partnership books and records, (2) the right to execute on behalf of Seller, all assignments, certificates, documents and instruments that may be required for the purpose of transferring the units owned by Seller, (3) the right to deliver such Units and transfer ownership of such Units on the Partnership's books maintained by the General Partner of the Partnership, together with all accompanying evidences of transfer and authenticity to, or upon the order of, the Purchaser; and (4) the right after the Effective Date defined below to receive all benefits and cash distributions, endorse Partnership checks payable to Purchaser and otherwise exercise all rights of beneficial ownership of such Units. The Purchaser shall not be required to post a bond of any nature in connection with this power of attorney.

3.   EFFECTIVE DATE OF ASSIGNMENT; ALLOCATION OF DISTRIBUTIONS
          The Seller agrees that from and after the "Effective Date", defined as March 9, 1998, that the Purchaser shall be entitled to all distributions made by the Partnership with respect to the units, including any distributions attributable to periods or events occurring prior to the Effective Date but not yet distributed. This right also includes the rights to any benefits which may accrue as a result of any litigation or settlement which involves this partnership. Should the Seller receive any distribution by the Partnership from or after the Effective date, the Seller agrees to duly endorse the check or checks representing such distribution payable to order of the Purchaser, and to transmit such check or checks to the Purchaser within two days of its or their receipt by the Seller.

4.   SELLER'S REPRESENTATIONS AND WARRANTIES
          The Seller hereby represents and warrants to the Purchaser that the Seller owns such Units and has full power and authority to validly sell, assign, transfer, convey and deliver such Units to the Purchaser, and that when any such Units are accepted for payment by the Purchaser, the Purchaser will acquire good, marketable and unencumbered title thereto, free and clear of all options, liens, restrictions, charges, encumbrances, conditional sales agreements or other obligations relating to the sale or transfer thereof, and such Units will not be subject to any adverse claim. If the undersigned is signing on behalf of any entity, the undersigned declares that he has authority to sign this document on behalf of the entity. The Seller further represents and warrants that the Seller is a "United States person", as defined in Section 7701 (a)(30) of the Internal Revenue Code of 1986, as amended, or if the Seller is not a United States person, that the Seller does not own beneficially or of record more than 5% of the outstanding Units.

The Seller hereby certifies, under penalties of perjury, that (1) the number shown below on this form as the Seller's Taxpayer Identification Number (or Social Security Number) is correct and (2) Seller is not subject to backup