Form 10-K/A
REAL EQUITY PARTNERS
filed 1998-11-23
CIK 717303

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 2

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

                                      NONE

Indicate by check mark whether the registrant (1) had filed all reports required to be filed wit the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes     X      No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

781750.1

                              EXPLANATORY STATEMENT

         This Amendment No. 2 to the Annual Report on Form 10-K for REAL-Equity Partners for the fiscal year ended December 31, 1997 is being filed to amend
Item 3.

                                     PART I

Item 3.  LEGAL PROCEEDINGS

                  On June 25, 1997, the Commission settled administrative proceedings against NAPICO, three members of NAPICO's senior management and three affiliated entities for their roles in two separate series of securities laws allegations. In connection therewith, the Commission ordered certain NAPICO-related persons and entities to cease and desist from committing or causing securities law violations and ordered NPEI, a brokerage firm affiliated with NAPICO, to undergo a review of certain of its policies and procedures and pay a $100,000 penalty.

                  The first series of securities law allegations involved a "part or none" private placement offering of interests in National Corporate Tax Credit Fund ("Corporate Fund"). The offering was to take place in phases, with the first phase closing after the sale of five units, priced at $1 million each. The Commission found that, in June 1992, NAPICO accomplished the closing of the first phase through the use of a non-bona fide investor. The Commission found that NAPICO and the Corporate Fund thereby violated Section 10(b) of the Exchange Act and Rule 10b-9, provisions that prohibit misrepresentations in connection with "all or none" or "part or none" offerings. The Corporate Fund offering continued in 1992 and 1993, and the offering documents distributed to potential investors contained no disclosure related to this transaction, which the Commission found was in violation of Sections 17(a)(2) and (3) of the Securities Act, which prohibit material misrepresentations or omissions in connection with the offer and sale of securities. The Commission found that Alan
I. Casden, Vice Chairman of NAPICO's Board of Directors and NAPICO's beneficial owner; Charles H. Boxenbaum, Chairman of NAPICO's Board of Directors; and Bruce
E. Nelson, NAPICO's President, caused these violations.

                  The second series of violations involved a NAPICO-controlled public partnership called Century HillCreste Apartment Investors ("HillCreste"). HillCreste was required to file annual and quarterly reports with the Commission. The Commission found that HillCreste failed to disclose in its reports filed with the Commission from 1991 through 1993 that HillCreste's cash was used to pay the expenses of other properties that were managed by an affiliated property management company, including properties syndicated by entities affiliated with Casden or NAPICO. The Commission found that these disclosure failures by HillCreste violated Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a) and Rules 13a-1, 13a-13 and 12(b)(2) thereunder, which prohibit material misrepresentations or omissions in periodic reports filed with the Commission. The Commission found that the failure of HillCreste to maintain adequate internal controls to prevent these transactions from being improperly recorded violated Sections 13(b)(2)(A) and (B) of the Exchange Act, books and records provisions of the federal securities laws. The Commission found Alan Casden to have caused HillCreste's violations of these provisions.

                  NAPICO, NPEI, Corporate Fund, HillCreste, Mr. Casden, Mr. Boxenbaum and Mr. Nelson all consented to the above relief without admitting or denying the findings in the Commission's order.

781750.1

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.

Dated:  November 23, 1998

REAL-EQUITY PARTNERS

By:      NATIONAL PARTNERSHIP INVESTMENTS CORP.
         The Managing General Partner


/s/ Charles H. Boxenbaum
---------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ Bruce E. Nelson
---------------------------------------
Bruce E. Nelson
Director and President


/s/ Alan I. Casden
---------------------------------------
Alan I. Casden
Director


/s/ Henry C. Casden
---------------------------------------
Henry C. Casden
Director

781750.1