Form 10-Q/A
period 1998-09-30
REAL EQUITY PARTNERS
filed 1999-01-22
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q/A

                                Amendment No. 1


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


                                        REAL EQUITY PARTNERS
                                        (a California limited partnership)


                                        By:    National Partnership Investments
                                               Corp. Corporate General Partner


                                               /s/ PAUL PATIERNO
                                               ---------------------------------
                                               Paul Patierno
                                               Chief Financial Officer



                                        Date:  January 18, 1999
                                             -----------------------------------



                                               /s/ CHARLES BOXENBAUM
                                               ---------------------------------
                                               Charles H. Boxenbaum
                                               Chief Executive Officer



                                        Date:  January 18, 1999
                                             -----------------------------------

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