Form 10-K405
period 1998-12-31
REAL EQUITY PARTNERS
filed 1999-04-15
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                             ----------------------

                   For the Fiscal Year Ended DECEMBER 31, 1998

                             Commission File Number
                                     2-82765

                             ----------------------

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

ITEM 1. BUSINESS

Real-Equity Partners ("REP" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on September 9, 1981. The Partnership was formed to invest in residential rental properties either directly or through investment in joint ventures and other partnerships which will invest in such real estate. Commencing on September 27, 1983, REP offered 30,000 units of the limited partnership interest (the "Units") through a public offering managed by E.F. Hutton Inc. REP's public offering was completed within a year of its commencement.

The general partners of REP are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), and National Partnership Investments Associates II, a California limited partnership ("NAPIA II"). NAPIA II consists of Charles H. Boxenbaum and an unrelated individual as limited partners and NAPICO as general partner. The business of REP is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

As of December 31, 1998, the Partnership remains invested in five apartment projects. One property was foreclosed upon in 1996. Substantially all of the buildings are leased on a month-to-month basis. The management of the Partnership's properties is the responsibility of an affiliate of NAPICO (the "Property Manager"). The principal business of the Property Manager is residential property management.

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

As of September 25, 1998, the Partnership entered into an agreement to sell all the properties owned by the Partnership to JH Real Estate Partners, Inc. for a price of $31,900,000.

In December 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the sale of the properties owned by the Partnership. In January 1999, the consents of the limited partners to this sale were obtained and the transaction closed on February 17, 1999.

During 1998, the projects in which REP had invested were substantially rented.

The following is a schedule of the occupancy status, as of December 31, 1998, of the projects in which REP has invested:

               SCHEDULE OF PROJECTS IN WHICH REP HAS AN INVESTMENT
                                DECEMBER 31, 1998


                                     No. of           Units           Percentage of
Name & Location                      Units           Occupied          Total Units
-----------------------              ------          --------         -------------
Arbor Glen
     West Covina, CA                  208               202                97%

Park Creek
     Canoga Park, CA                  123               115                94%

Warner Willows I
     Woodland Hills, CA                74                72                97%

Warner Willows II
     Woodland Hills, CA                73                72                99%

Willowbrook Apartments
     Reno, NV                         183               169                92%
                                      ---               ---
                                      661               630                95%
                                      ===               ===

ITEM 2. PROPERTIES

Through acquisition, REP holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 1998, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. Additionally, certain slip and fall lawsuits, each of which is covered by insurance, are pending against the Partnership although none are expected to result in any exposure to the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the sale of the properties owned by the Partnership to JH Real Estate Partners, Inc. for $31,900,000. In January 1999, the consents of the limited partners to this sale were obtained and the transaction closed on February 17, 1999.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1998, there were 2,740 registered holders of units in REP. It was intended that distributions of Net Cash From Operations will be made to the limited partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the limited partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. The Partnership made distributions of $600,000, $600,000 and $300,000 to the limited partners in 1998, 1997 and 1996, respectively. In addition, distributions of $66,668 and $900,856 were made to the Corporate General Partner in 1998 and 1997, respectively.

ITEM 6. SELECTED FINANCIAL DATA:

                                                              Year Ended December 31,
                             ---------------------------------------------------------------------------------------
                                 1998               1997               1996              1995               1994
                             ------------       ------------       ------------      ------------       ------------
Rental Revenues              $  5,285,081       $  4,925,227       $  4,935,895      $  5,486,329       $  5,678,656

Interest Income                    74,303            105,777             89,711            49,476             37,710
                             ------------       ------------       ------------      ------------       ------------

   Total Revenues            $  5,359,384       $  5,031,004       $  5,025,606      $  5,535,805       $  5,716,366
                             ============       ============       ============      ============       ============

Net Income (Loss)            $   (805,843)      $   (245,972)      $    184,074      $   (324,850)      $ (1,024,765)
                             ============       ============       ============      ============       ============

Net Income (Loss)
   Per Limited
   Partnership Interest      $        (27)      $         (8)      $          6      $        (11)      $        (34)
                             ============       ============       ============      ============       ============

Rental Property
   Owned at Cost
   Less Accumulated
   Depreciation              $ 17,792,773       $ 18,531,185       $ 19,269,597      $ 23,563,382       $ 24,473,838
                             ============       ============       ============      ============       ============


Total Assets                 $ 19,193,206       $ 20,791,123       $ 22,049,995      $ 26,365,792       $ 26,668,029
                             ============       ============       ============      ============       ============


Mortgage Notes Payable       $ 14,181,382       $ 14,443,323       $ 14,064,914      $ 17,747,363       $ 17,959,940
                             ============       ============       ============      ============       ============


Accrued Fees Due
   General Partner           $    777,810       $    735,685       $    693,560      $    651,320       $    609,195
                             ============       ============       ============      ============       ============

Cash Distributions
   Declared Per Limited
   Partnership Interest      $      20.00       $      20.00       $      10.00      $       --         $      15.00
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

RESULTS OF OPERATIONS

REP was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate, as discussed in Item 1. The seven rental properties originally owned by REP were acquired at various times during 1984 and 1985. The Partnership remains invested in five rental properties as of December 31, 1998.

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

The Parkside Apartments rental property was operating at a deficit and NAPICO was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. In March 1995, the Parkside Apartments rental property ceased making payments to the mortgage lender. The mortgage lender filed a notice of default on January 17, 1996, and foreclosed on the property on May 23, 1996. The foreclosure resulted in a gain of $259,088 because the Partnership was relieved of nonrecourse liabilities which were in excess of the net book value of the property. The foreclosure of this property in 1996 accounts primarily for the decrease in rental revenues and expenses in 1997 as compared to 1996. Included in revenues and expenses for 1996 is $127,000 and $179,000, respectively, related to Parkside Apartments. This was partially offset by increases in revenues and expenses at the other properties.

Occupancy at the Warner Willows I and II properties averaged 98%, 98% and 94% in 1998, 1997 and 1996, respectively. Both properties operated with positive cash earnings in 1998, 1997 and 1996 (excluding, depreciation and principal payments on the mortgage loans). Positive cash earnings for 1998 were approximately $19,000 and $2,000 for Warner Willows I and II, respectively, for 1997 they were approximately $71,000 and $28,000 for Warner Willows I and II, respectively, and for 1996 approximately $96,000 and $38,000 for Warner Willows I and II, respectively. Occupancy at the Arbor Glen property averaged 97%, 94% and 96% in 1998, 1997 and 1996, respectively. The property operated positively in 1998, 1997 and 1996, and produced cash flows of approximately $197,000, $288,000 and $189,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

Occupancy at the Park Creek property averaged 94%, 92% and 81% in 1998, 1997 and 1996, respectively. The property operated positively during 1998, 1997 and 1996 producing cash earnings of approximately $126,000, $119,000 and $97,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

Occupancy at the Willowbrook property averaged 92%, 97% and 94%, in 1998, 1997 and 1996, respectively. The property operated positively during 1998, 1997 and 1996, producing cash flows of approximately $393,000, $353,000 and $364,000, respectively, (excluding depreciation and principal payments on the mortgage loan).

On January 17, 1994, the Park Creek and Warner Willows I and II rental properties sustained damage, estimated at approximately $1,454,000, due to the Northridge Earthquake in January 1994. Insurance proceeds of approximately $630,000 have been allocated to the Partnership in 1994, as the estimated full settlement under a master umbrella insurance policy covering earthquake damage for these and other properties managed by a related party. The total estimated expenditures needed to repair the properties, net of the insurance recoveries, is approximately $824,000, and has been expensed in 1994 since they did not extend the useful life of the properties. Included in liabilities is approximately $506,000 at December 31, 1998 and 1997, related to the Northridge Earthquake damages. Through December 31, 1997, approximately $948,000 has been paid for earthquake repairs and of this amount approximately $859,000 was paid to an affiliate of NAPICO. Included in payments to the affiliate of NAPICO was approximately $122,000 paid under a contract for $123,456 entered into by the Partnership on February 22, 1996, after receiving competitive bids.

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

As of September 25, 1998, the Partnership entered into an agreement to sell all the properties owned by the Partnership to JH Real Estate Partners, Inc. for a price of $31,900,000.

In December, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the sale of the properties owned by the Partnership. In January 1999, the consents of the limited partners to this sale were obtained and the transaction closed on February 17, 1999. In March 1999, the Partnership made cash distributions from operations of $150,000 to the limited partners and $16,667 to the general partners. In addition, the Partnership distributed cash proceeds from sale of the rental property of $14,854,986 to the limited partners and $150,050 to the general partners.

The partners intend to dissolve the Partnership in 1999.

Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership and interest on the deferred acquisition fee due the General Partners. Included in partnership general and administrative expenses for 1998 and 1997 is $498,688 and $136,815, respectively, in expenses, related to the aforementioned third-party review of the properties owned by the Partnership.

The Partnership is incurring interest expense at a rate of 8% per annum on the unpaid fees due the corporate general partner. Under the terms of the Amended and Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for a deferred acquisition fee for services rendered in connection with the selection, purchase, development, and management of the Partnership and monitoring the operations of the properties, in an amount which, when calculated on a present value basis (using a discount factor of 8% for this purpose) from the date of payment to the general partners to September 27, 1984 equals 10% of the gross proceeds of the offering ($3,000,000). Distribution of any part of this fee from net cash from operations shall be subordinate to receipt by each limited partner of an amount equal to a cumulative noncompounded 6% distribution. The acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3% of investment in properties (approximately $600,000) plus any proceeds from sale or refinancing of the properties. An annual property management fee, which shall not in any event exceed 5% of gross revenues from each property under management, is also payable to an affiliate of the corporate general partner. As of December 31, 1998 and 1997, approximately $778,000 and $736,000, respectively, of the deferred acquisition fee was due to the corporate general partner. Interest expense to the corporate general partner was approximately $42,000 in each of the years in the three year period ended December 31, 1998.

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

                              REAL-EQUITY PARTNERS
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULE
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Real-Equity Partners
(A California limited partnership)

We have audited the accompanying balance sheets of Real-Equity Partners (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index in item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real-Equity Partners as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Partnership sold its rental property on February 17, 1999. The Partnership intends to dissolve in 1999.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

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


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                     1998               1997
                                                                                 ------------       ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
     Land                                                                        $  6,553,357       $  6,553,357
     Buildings                                                                     22,096,723         22,096,723
     Furniture and equipment                                                        3,720,901          3,720,901
                                                                                 ------------       ------------
                                                                                   32,370,981         32,370,981
     Less accumulated depreciation                                                (14,578,208)       (13,839,796)
                                                                                 ------------       ------------

                                                                                   17,792,773         18,531,185
                                                                                 ------------       ------------

CASH AND CASH EQUIVALENTS                                                             182,829          1,354,289
                                                                                 ------------       ------------

OTHER  ASSETS:
     Due  from affiliated rental agent, including restricted cash held for security deposits of $38,698 and $37,845 at December 31, 1998 and
          1997,
          respectively (Note 5)                                                       986,214            645,785
     Other receivables and prepaid expenses                                           231,390            259,864
                                                                                 ------------       ------------
                                                                                    1,217,604            905,649
                                                                                 ------------       ------------

          TOTAL ASSETS                                                           $ 19,193,206       $ 20,791,123
                                                                                 ============       ============


                                   LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Notes 2 and 8)                                      $ 14,181,382       $ 14,443,323
     Accrued fees and expenses due general partner
          (Notes 6 and 8)                                                             777,810            735,685
     Accrued interest payable (Note 2)                                                 57,247             56,383
     Accounts payable and accrued expenses (Note 1)                                   338,702            270,019
     Liability for earthquake loss (Note 1)                                           506,016            506,016
     Tenant security deposits                                                         241,929            217,066
                                                                                 ------------       ------------
                                                                                   16,103,086         16,228,492
                                                                                 ------------       ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 7)

PARTNERS' EQUITY                                                                    3,090,120          4,562,631
                                                                                 ------------       ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                                $ 19,193,206       $ 20,791,123
                                                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                 1998              1997              1996
                                                             -----------       -----------       -----------
RENTAL OPERATIONS:
     Revenues
           Rental income                                     $ 5,103,753       $ 4,738,515       $ 4,764,778
           Other income                                          181,328           186,712           171,117
                                                             -----------       -----------       -----------
                                                               5,285,081         4,925,227         4,935,895
                                                             -----------       -----------       -----------
     Expenses
           Operating expenses                                  2,762,221         2,355,167         2,201,513
           Management fees - affiliate (Note 5)                  256,338           241,877           243,445
           Depreciation (Note 1)                                 738,412           738,412           824,434
           General and administrative expenses                   263,957           210,821           265,435
           Interest expense (Note 2)                           1,352,848         1,375,450         1,407,333
                                                             -----------       -----------       -----------

                                                               5,373,776         4,921,727         4,942,160
                                                             -----------       -----------       -----------

           (Loss) income from rental operations                  (88,695)            3,500            (6,265)
                                                             -----------       -----------       -----------

PARTNERSHIP OPERATIONS:
     Interest and Other income                                    74,303           105,777            89,711
                                                             -----------       -----------       -----------

     Expenses
           General and administrative expenses (Note 6)          701,069           250,248            77,939
           Professional fees                                      48,257            62,876            38,281
           Interest expense - general partner (Note 6)            42,125            42,125            42,240
                                                             -----------       -----------       -----------

                                                                 791,451           355,249           158,460
                                                             -----------       -----------       -----------

           Loss from partnership operations                     (717,148)         (249,472)          (68,749)
                                                             -----------       -----------       -----------

GAIN ON FORECLOSURE OF RENTAL PROPERTY
     (Note 1)                                                       --                --             259,088
                                                             -----------       -----------       -----------

NET (LOSS) INCOME                                            $  (805,843)      $  (245,972)      $   184,074
                                                             ===========       ===========       ===========

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 4)                                       $       (27)      $        (8)      $         6
                                                             ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                         General            Limited
                                                        Partners            Partners             Total
                                                      -----------         -----------         -----------

EQUITY (DEFICIENCY),
        January 1, 1996                               $  (720,324)        $ 7,145,709         $ 6,425,385

        Net loss for 1996                                   1,840             182,234             184,074
        Cash distributions ($10.00 per limited
        partner unit) for 1996 (Note 1)                      --              (300,000)           (300,000)
                                                      -----------         -----------         -----------

EQUITY (DEFICIENCY),
        December 31, 1996                                (718,484)          7,027,943           6,309,459

        Net loss for 1997                                  (2,460)           (243,512)           (245,972)
        Cash distributions ($20.00 per limited
        partner unit) for 1997 (Note 1)                  (900,856)           (600,000)         (1,500,856)
                                                      -----------         -----------         -----------

EQUITY (DEFICIENCY),
        December 31, 1997                              (1,621,800)          6,184,431           4,562,631

        Net loss for 1998                                  (8,058)           (797,785)           (805,843)

        Cash distributions ($20.00 per limited
        partner unit) for 1998 (Note 1)                   (66,668)           (600,000)           (666,668)
                                                      -----------         -----------         -----------

EQUITY (DEFICIENCY),
        December 31, 1998                             $(1,696,526)        $ 4,786,646         $ 3,090,120
                                                      ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                1998                1997                1996
                                                                            -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                     $  (805,843)        $  (245,972)        $   184,074
      Adjustments to reconcile net (loss) income  to net
         cash provided by operating activities:
            Depreciation                                                        738,412             738,412             824,434
            Gain on foreclosure of rental property                                 --                  --              (259,088)
      Changes in operating assets and liabilities:
            Decrease (increase) in:
                Due from affiliated rental agent                               (340,429)              7,138            (287,141)
                Other receivables and prepaid expenses                           28,474             (16,607)            (38,579)
                Receivable for earthquake loss                                     --                  --               334,591
            Increase (decrease) in:
                Accrued fees and expenses due general partner                    42,125              42,125              42,240
                Accounts payable and accrued expenses                            68,683              90,338             (13,866)
                Accrued interest payable                                            864                (158)            (50,548)
                Liability for earthquake loss                                      --               (10,134)           (111,588)
                Tenant security deposits                                         24,863             (12,624)             (5,388)
                                                                            -----------         -----------         -----------

                 Net cash (used in) provided by operating activities           (242,851)            592,518             619,141
                                                                            -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                                (666,668)         (1,500,856)           (300,000)
      Principal payments on mortgage notes payable                             (261,941)           (229,684)           (228,964)
      Proceeds from mortgage notes payable                                                        5,600,000                --
      Payment of mortgage notes payable                                                          (4,991,907)               --
                                                                            -----------         -----------         -----------

                  Net cash (used in) provided by
                       financing activities                                    (928,609)         (1,122,447)            528,964
                                                                            -----------         -----------         -----------

NET DECREASE  IN CASH AND CASH
      EQUIVALENTS                                                            (1,171,460)           (529,929)             90,177

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                       1,354,289           1,884,218           1,794,041
                                                                            -----------         -----------         -----------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                           $   182,829         $ 1,354,289         $ 1,884,218
                                                                            ===========         ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                         $ 1,352,848         $ 1,375,608         $ 1,356,785
                                                                            ===========         ===========         ===========


The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                      1998              1997               1996
                                                                                  ------------        ----------        -----------

NON CASH INVESTING AND FINANCING ACTIVITIES
         During 1996, the Partnership was relieved of a nonrecourse mortgage note payable and related accrued interest upon foreclosure of a rental property, summarized as follows:
                Mortgage note payable                                             $       --          $     --          $ 3,453,485
                Accrued interest payable                                                  --                --              281,462
                Write off of rental property                                              --                --           (3,469,351)
                Write off of other assets and liabilities                                 --                --               (6,508)
                                                                                  ------------        ----------        -----------

                     Gain on foreclosure of rental property                       $       --          $     --          $   259,088
                                                                                  ============        ==========        ===========


The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

           Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan
           I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

           The Partnership offered and issued 30,000 units of limited partnership interests through a public offering. The terms of the Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Based on cash distributions made to the limited partners as of December 31, 1996, $834,188 was due to the general partners as their 10% percent share of cash available for distribution. This amount was paid to the general partners in 1997, in addition to the $66,668 paid related to 1997.

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

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           The Partnership has been undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties it owns. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $498,688 and $136,815 for the years ended December 31, 1998 and 1997, respectively.

           As of September 25, 1998, the Partnership entered into an agreement to sell all the properties owned by the Partnership to JH Real Estate Partners, Inc. for a price of $31,900,000.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           In December 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the sale of the properties owned by the Partnership. In January 1999, the consents of the limited partners to this sale were obtained and the transaction closed on February 17, 1999. In March 1999, the Partnership made cash distributions from operations of $150,000 to the limited partners and $16,667 to the general partners. In addition, the Partnership distributed cash proceeds from sale of the rental property of $14,854,986 to the limited partners and $150,050 to the general partners. The partners intend to dissolve the Partnership in 1999.

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

2.    MORTGAGE NOTES PAYABLE

      Mortgage notes payable consists of the following:

                                                              1998            1997
                                                           ----------      ----------
      a.   Mortgage note bearing interest at the rate
           of 9.125 percent per annum, payable in
           monthly installments of $61,062 including
           interest through May 2007, at which time the
           then outstanding principal balance is due       $5,535,368      $5,574,398
           and payable. Secured by land and buildings
           with a net book value of $5,110,899 at
           December 31, 1998.



      b. Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; payable in monthly installments including interest, due date extended through the sales date. Secured by land and buildings with a net book value of $3,073,653 at December 31, 1998. The

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.    MORTGAGE NOTES PAYABLE (CONTINUED)

                                                                                               1998           1997
                                                                                           -----------     -----------
           interest rate at December 31, 1998 was 10.50 percent per annum.                   1,247,761       1,280,984

      c. Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; payable in monthly installments including interest through March 1, 2001, at which time the then outstanding principal balance is due and payable.

           Secured by land and buildings with a net book value of $3,209,909 at
           December 31, 1998. The interest rate at December 31, 1998 was 10.50
           percent per annum.                                                                2,661,533       2,715,447

      d.   Mortgage note bearing interest at the rate of prime plus two percent per annum, adjusted semi-annually; payable in monthly installments including interest through March 1, 2001, at which time the then outstanding principal balance is due and payable. Secured by land and buildings with a net book value of $2,918,381 at December 31, 1998.
           The interest rate at December 31, 1998 was 10.50 percent per annum.               2,601,387       2,654,098

      e.   Mortgage note insured by the Department of Housing and Urban
           Development (HUD) under the Section 221(d)(4) program, bearing interest at the rate of 7 percent per annum, payable in monthly installments of $32,350 including interest through 2013, at which time the then outstanding principal balance is due and payable.
           Secured by land and buildings with a net book value of $3,479,931 at
           December 31, 1998. The project is regulated by HUD as to rent
           charges, operating methods and annual distributions.                              2,135,333       2,218,396
                                                                                           -----------     -----------
                                                                                           $14,181,382     $14,443,323
                                                                                           ===========     ===========

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.    MORTGAGE NOTES PAYABLE (CONTINUED)

      Maturities on the mortgage notes payable, are as follows:

           Years Ended December 31,
           ------------------------
             1999                                $   278,331
             2000                                    305,038
             2001                                    334,388
             2002                                    366,648
             2003                                    396,767
             Thereafter                           12,500,210
                                                 -----------
                                                 $14,181,382
                                                 ===========

      The notes were paid off in connection with the sale of the rental property on February 17, 1999.

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

5.    RELATED PARTY TRANSACTIONS

      The Partnership has entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements are on a month-to-month basis and provide, among other things, for a management fee equal to 5% of gross rentals and other collections plus reimbursement of certain expenses. The affiliate received property management fees of $256,338 and $241,877 and $243,445 in 1998, 1997 and 1996, respectively.

      An affiliate of NAPICO performed certain of the earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $859,000 as of December 31, 1998 (Note 1). Included in payments to the affiliate of NAPICO was approximately $122,000 paid under a contract for $123,456 entered into by the Partnership on February 22, 1996, after receiving competitive bids.

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


5.    RELATED PARTY TRANSACTIONS (CONTINUED)

      The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,601, $12,606 and $12,426 in 1998, 1997 and 1996,
      respectively, and is included in partnership general and administrative expenses.

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

      The present value of the deferred acquisition fee of $1,783,767 has been reflected in the accompanying financial statements and has been capitalized as part of the cost of rental property acquired. The amount outstanding as of December 31, 1998 and 1997 was approximately $778,000 and $736,000, respectively. This amount was paid in March 1999.

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

                              REAL-EQUITY PARTNERS
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

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

                                                                    SCHEDULE III


                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998


                                                                                                   Total Land,
                                                                               Buildings            Buildings,
   Partnership               Number of      Outstanding                      Furnishings and     Furnishings and    Accumulated
    Location                   Units          Mortgage           Land           Equipment            Equipment      Depreciation
------------------------   ------------     ------------     ------------    ---------------     ---------------    ------------
Arbor Glen -
  West Covina, CA                   208     $  5,535,368     $  1,253,592     $  8,874,255         $ 10,127,847     $  5,016,947

Park Creek -
  Canoga Park, CA                   123        1,247,761        1,403,251        4,213,772            5,617,023        2,543,370

Warner Willows I -
   Woodland Hills, CA                74        2,661,533        1,609,206        3,871,310            5,480,516        2,270,607

Warner Willows II -
  Woodland Hills, CA                 73        2,601,387        1,419,077        3,531,025            4,950,102        2,031,722

Willowbrook Apartments -
  Reno, NV                          183        2,135,333          868,231        5,327,262            6,195,493        2,715,562
                           ------------     ------------     ------------     ------------         ------------     ------------

                                    661     $ 14,181,382     $  6,553,357     $ 25,817,624         $ 32,370,981     $ 14,578,208
                           ============     ============     ============     ============         ============     ============

                                                                    SCHEDULE III
                                                                     (Continued)


                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998



NOTES:  1.      Rental property is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the apartments are leased on a month-to-month basis.

        2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1998 is approximately $38,896,531.

        3.      Investments in property and equipment are as follows:


                                                      Buildings
                                                     Furnishings,
                                                          And
                                      Land             Equipment            Total
                                  ------------       ------------       ------------
Balance at January 1, 1996        $  7,077,565       $ 30,983,361       $ 38,060,926

Net additions, 1996                       --                 --                 --

Balance of December 31, 1996          (524,208)        (5,165,737)        (5,689,945)
                                  ------------       ------------       ------------

Net additions, 1997                  6,553,357         25,817,624         32,370,981

Less Parkside foreclosure                 --                 --                 --
                                  ------------       ------------       ------------

Balance at December 31, 1997         6,553,357         25,817,624         32,370,981

Net additions, 1998                       --                 --                 --
                                  ------------       ------------       ------------

Balance at December 31, 1998      $  6,553,357       $ 25,817,624       $ 32,370,981
                                  ============       ============       ============

                                                                    SCHEDULE III
                                                                     (Continued)


                              REAL-EQUITY PARTNERS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998


                                               Buildings,
                                              Furnishings,
                                                  And
                                                Equipment
                                              ------------
ACCUMULATED DEPRECIATION:

Balance at January 1, 1996                    $ 14,497,544

Net additions 1996                                 824,434

Less Parkside foreclosure                       (2,220,594)
                                              ------------

Balance at December 31, 1996                    13,101,384

Net additions 1997                                 738,412
                                              ------------

Balance at December 31, 1997                    13,839,796

Net additions 1998                                 738,412
                                              ------------

Balance at December 31, 1998                  $ 14,578,208
                                              ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL-EQUITY PARTNERS (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and a principal shareholder of The Casden Company and Casden Investment Company. He also became the Chairman of the Board Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also president of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

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

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,601, $12,606 and $12,426 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

An annual property management fee is also payable to an affiliate of NAPICO which shall in any event not exceed 5 percent of gross revenues from each property under management. Management fees charged to rental operations were approximately $256,000, $242,000 and $243,000 for 1998, 1997 and 1996,
respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)    Security Ownership of Certain Beneficial Owners

       The general partners own all of the outstanding general partnership interests of REP; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Real-Equity Partners has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for a deferred acquisition fee for services rendered in connection with the management of the Partnership and the selection, purchase, development, and monitoring the operations of the properties, in an amount approximately equal to 10 percent (on a present value basis) of the gross proceeds of the offering. Distribution of any part of this fee shall be subordinated to receipt by each limited partner of an amount equal to a cumulative noncompounded 6 percent annual distribution with respect to his Adjusted Capital Value. The aggregate amount of the deferred acquisition fee distributed in any year from net cash from operations shall not exceed an amount equal to 3 percent of investment in properties (approximately $600,000). The Partnership is incurring interest expense at a rate of 8% per annum on the unpaid fees due the corporate general partner. Interest expense to the corporate general partner was $42,125, $42,125 and $42,240 for the years ended December 31, 1998, 1997 and 1996, respectively.

An annual property management fee is also payable to an affiliate of the NAPICO which shall in any event not exceed 5 percent of gross revenues from each property under management. Management fees charged to rental operations were approximately $256,000, $242,000 and $243,000 for 1998, 1997 and 1996,
respectively.

An affiliate of the corporate general partner performed earthquake repairs at the Park Creek and Warner Willows I and II rental properties. The payments to this affiliate for these repairs was approximately $859,000 as of December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,601, $12,606 and $12,426 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements as of December 31, 1998.

FINANCIAL STATEMENT SCHEDULE

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1998.

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


REAL-EQUITY PARTNERS

By: NATIONAL PARTNERSHIP INVESTMENTS CORP.
    The General Partner


/s/ CHARLES H. BOXENBAUM
------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
------------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
------------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
------------------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
------------------------------------------
Paul Patierno
Chief Financial Officer