Form 10-Q
period 1999-03-31
REAL EQUITY PARTNERS
filed 1999-05-24
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

                      FOR THE QUARTER ENDED MARCH 31, 1999




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                     Balance Sheets, March 31, 1999 and December 31, 1998 ............1

                     Statements of Operations,
                           Three Months Ended March 31, 1999 and 1998 ................2

                     Statement of Partners' Equity (Deficiency),
                           Three Months Ended March 31, 1999 .........................3

                     Statements of Cash Flows,
                           Three Months Ended March 31, 1999 and 1998 ................4

                     Notes to Financial Statements ...................................5

      Item 2.  Management's Discussion and Analysis of Financial
                     Position and Results of Operations ..............................7


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings......................................................8

      Item 6.  Exhibits and Reports on Form 8-K ......................................8

      Signatures......................................................................9

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS


                                                                1999                1998
                                                            (Unaudited)           (Audited)
                                                            ------------         ------------
RENTAL PROPERTY, at cost (Notes 1 and 2)
     Land                                                   $         --         $  6,553,357
     Buildings                                                        --           22,096,723
     Furniture and equipment                                          --            3,720,901
                                                                                 ------------
                                                                      --           32,370,981
     Less accumulated depreciation                                    --          (14,578,209)
                                                                                 ------------

                                                                      --           17,792,772
                                                                                 ------------

CASH AND CASH EQUIVALENTS                                      1,068,585              182,828
                                                            ------------         ------------

OTHER  ASSETS:
     Due from affiliated rental agent (Note 5)                        --            1,049,010
     Other receivables and prepaid expenses                           --              168,596
                                                                                 ------------
                                                                      --              929,354
                                                            ------------         ------------

          TOTAL ASSETS                                      $  1,068,585         $ 19,193,206
                                                            ============         ============


                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Mortgage notes payable (Notes 2 and 7)                 $         --         $ 14,181,382
     Accrued fees and expenses due general partner
       (Notes 5 and 7)                                                --              777,810
     Accrued interest payable (Note 2)                                --               57,247
     Accounts payable and accrued expenses (Note 1)                6,908              338,702
     Liability for earthquake loss (Note 1)                           --              506,016
     Tenant security deposits                                         --              241,931
                                                            ------------         ------------
                                                                   6,908           16,103,088
                                                            ------------         ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 5 and 6)

PARTNERS' EQUITY                                               1,061,677            3,090,118
                                                            ------------         ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY           $  1,068,585         $ 19,193,206
                                                            ============         ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                      1999                  1998
                                                                 ------------          ------------
RENTAL OPERATIONS:
     Revenues
            Rental income                                        $    848,441          $  1,198,461
            Other income                                               29,866                36,379
                                                                 ------------          ------------
                                                                      878,307             1,234,840
                                                                 ------------          ------------
     Expenses
            Operating expenses                                        342,179               661,077
            Management fees - affiliate (Note 4)                       43,856                61,040
            Depreciation (Note 1)                                      98,455               184,603
            General and administrative expenses                        27,682                65,822
            Interest expense (Note 2)                                 212,229               340,509
                                                                 ------------          ------------

                                                                      724,401             1,313,051
                                                                 ------------          ------------

            Income (loss) from rental operations                      153,906               (78,211)
                                                                 ------------          ------------

PARTNERSHIP OPERATIONS:
     Interest income                                                   18,180                14,134
                                                                 ------------          ------------

     Expenses
            General and administrative expenses (Note 5)               17,159                43,112
            Professional fees                                          22,857                10,403
            Interest expense - general partner (Note 5)                 5,540                10,387
                                                                 ------------          ------------

                                                                       45,556                63,902
                                                                 ------------          ------------

            Loss from partnership operations                          (27,376)              (49,768)
                                                                 ------------          ------------


NET INCOME (LOSS) BEFORE SALE OF ASSETS                               126,530              (127,979)
                                                                 ------------          ------------


GAIN ON THE SALE OF ASSETS                                         13,016,580                    --
                                                                 ------------          ------------

NET INCOME (LOSS)                                                $ 13,143,110          $   (127,979)
                                                                 ============          ============


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 4)                                           $        438          $         (4)
                                                                 ============          ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                                  General               Limited
                                                  Partners              Partners               Total
                                                ------------          ------------          ------------

PARTNERSHIP INTERESTS                                                       30,000
                                                                      ============


EQUITY (DEFICIENCY),
          January 1, 1999                       $ (1,696,526)         $  4,786,646          $  3,090,120

          Net income for the three months
          ended March 31, 1999                       131,431            13,011,679            13,143,110

          Cash distributions                        (166,567)          (15,004,986)          (15,171,553)
                                                ------------          ------------          ------------

EQUITY (DEFICIENCY),
          March 31, 1999                        $ (1,731,662)         $  2,793,339          $  1,061,677
                                                ============          ============          ============




   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                           1999                  1998
                                                                       ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                $ 13,143,110          $   (127,979)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation                                                     98,455               184,603
      Changes in operating assets and liabilities:
           Decrease (increase) in:
                Due from affiliated rental agent                          1,049,010               (30,857)
                Other receivables and prepaid expenses                      168,596                 7,152
           Increase (decrease) in:
                 Accrued fees and expenses due general partner             (777,810)               10,387
                 Accounts payable and accrued expenses                     (331,794)               (6,592)
                                                                       ------------          ------------

                 Net cash provided by operating activities               13,349,567                36,714
                                                                       ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net proceeds from sale of assets                                   16,889,125                    --
                                                                       ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                         (15,171,553)             (150,000)
      Principal payments on mortgage notes payable                      (14,181,382)              (60,656)
                                                                       ------------          ------------

                  Net cash used in financing activities                 (29,352,935)             (210,656)
                                                                       ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        885,757              (173,942)


CASH AND CASH EQUIVALENTS, beginning of period                              182,828             1,354,289
                                                                       ------------          ------------

CASH AND CASH EQUIVALENTS, end of period                               $  1,068,585          $  1,180,347
                                                                       ============          ============




   The accompanying notes are an integral part of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1998 filed by Real Equity Partners (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1999, and the results of operations and changes in cash flows for the three months then ended.

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

        RENTAL PROPERTY AND DEPRECIATION

        On February 17, 1999, the Partnership sold its properties to JH Real Estate Partners, Inc. for a price of $31,900,000. The sale resulted in cash proceeds to the partnership of $17,226,470. The partnership made cash distributions of $15,004,986 to the limited partners and $166,567 to the general partner. There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the March 31, 1999 financial statements.

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

NOTE 2 - INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 3 - FEES AND EXPENSES DUE GENERAL PARTNER

        Under the terms of the Partnership Agreement, the Partnership is obligated to NAPICO for a deferred acquisition fee. This fee is for services rendered in connection with the selection, purchase, acquisition, development, and monitoring the operations of its properties. Distribution of any part of this from net cash from operations was subordinated to receipt by each Limited Partner of an amount equal to a cumulative non-compounded 6 percent annual distribution with respect to the adjusted capital value (as defined in the Partnership Agreement). Using proceeds from the sale of the properties, the deferred acquisition fee of $783,200 was paid to NAPICO.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $0 and $3,153 for the three months ended March 31, 1999 and 1998, respectively, and is included in general and administrative expenses.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

        The corporate general partner of the Partnership is involved in various lawsuits lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate. The Partnership acquired 6 buildings at various dates during 1984 and 1985. One of the buildings was foreclosed in 1996. On February 17, 1999, the remaining properties were sold to JH Real Estate Partners, Inc. for $31,900,000.

        The Partnership's primary sources of funds are income from rental operations and interest income earned on cash reserves.

        Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. Based on cash distributions made to the partners as of December 31, 1996, $834,188 was due to the general partners as their 10 percent share of cash available for distribution. This amount was paid to the general partners in February 1997. The Partnership made distributions in the amount of $15,171,553 to the partners during the three months ended March 31, 1999.

        RESULTS OF OPERATIONS

        There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the March 31, 1999 financial statements.

        The Partnership operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties until the date of disposition, and interest income earned on certificates of deposit and other temporary investments of funds not required for investment in projects. The amount of interest income varies with market rates available on certificates of deposit and with the amount of funds available for investment.

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

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

        (as defined in the Partnership Agreement). Using proceeds from the sale of the properties, the deferred acquisition fee of $783,000 was paid to NAPICO.




PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1999, the Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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


                                   REAL EQUITY PARTNERS
                                   (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          Corporate General Partner


                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President



                                   Date:             May 20 , 1999
                                          --------------------------------------



                                          /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                   Date:             May 20 , 1999
                                          --------------------------------------