Form 10-Q
period 1999-06-30
REAL EQUITY PARTNERS
filed 1999-08-19
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the Quarterly Period Ended JUNE 30, 1999


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

                       FOR THE QUARTER ENDED JUNE 30, 1999



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                     Balance Sheets, June 30, 1999 and December 31, 1998 .......................................1

                     Statements of Operations,
                           Six and Three Months Ended June 30, 1999 and 1998 ...................................2

                     Statement of Partners' Equity (Deficiency),
                           Six Months Ended June 30, 1999 ......................................................3

                     Statements of Cash Flows,
                           Six Months Ended June 30, 1999 and 1998 .............................................4

                     Notes to Financial Statements .............................................................5

      Item 2.  Management's Discussion and Analysis of Financial
                     Position and Results of Operations ........................................................8


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings................................................................................9

      Item 6.  Exhibits and Reports on Form 8-K ................................................................9

      Signatures...............................................................................................10

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS



                                                            1999
                                                         (Unaudited)           1998
                                                         ------------      ------------
RENTAL PROPERTY, at cost (Note 1)
     Land                                                $         --      $  6,553,357
     Buildings                                                     --        22,096,723
     Furniture and equipment                                       --         3,720,901
                                                         ------------      ------------
                                                                   --        32,370,981
     Less accumulated depreciation                                 --       (14,578,209)
                                                         ------------      ------------

                                                                   --        17,792,772
                                                         ------------      ------------

CASH AND CASH EQUIVALENTS                                   1,956,312           182,829
                                                         ------------      ------------

OTHER  ASSETS:
     Due from affiliated rental agent (Note 3)                     --           986,214
     Other receivables and prepaid expenses                        --           231,390
                                                         ------------      ------------
                                                                   --         1,217,604
                                                         ------------      ------------

          TOTAL ASSETS                                   $  1,956,312      $ 19,193,205
                                                         ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Mortgage notes payable (Notes 5)                    $         --      $ 14,181,382
     Accrued fees and expenses due general partner
          (Notes 3 and 5)                                          --           777,810
     Accrued interest payable                                      --            57,247
     Accounts payable and accrued expenses (Note 1)             1,891           338,702
     Liability for earthquake loss                                 --           506,016
     Tenant security deposits                                      --           241,928
                                                         ------------      ------------
                                                                1,891        16,103,085
                                                         ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY                                            1,954,421         3,090,120
                                                         ------------      ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY        $  1,956,312      $ 19,193,205
                                                         ============      ============



                   The accompanying notes are an integral part
                         of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                       Six months     Three months      Six months      Three months
                                                         ended            ended            ended            ended
                                                     June 30, 1999    June 30, 1999    June 30, 1998    June 30, 1998
                                                     -------------    -------------    -------------    -------------
RENTAL OPERATIONS:
  Revenues
     Rental income                                   $    848,441     $         --     $  2,442,801     $  1,244,340
     Other income                                          29,866               --           87,606           51,227
                                                     ------------     ------------     ------------     ------------
                                                          878,307               --        2,530,407        1,295,567
                                                     ------------     ------------     ------------     ------------
  Expenses
     Operating expenses                                   342,179               --        1,341,928          680,851
     Management fees - affiliate (Note 3)                  43,856               --          125,216           64,176
     Depreciation (Note 1)                                 98,455               --          369,206          184,603
     General and administrative expenses                   27,682               --          121,846           56,024
     Interest expense                                     212,229               --          679,573          339,064
                                                     ------------     ------------     ------------     ------------

                                                          724,401               --        2,637,769        1,324,718
                                                     ------------     ------------     ------------     ------------
     Loss from rental operations                          153,906               --         (107,362)         (29,151)
                                                     ------------     ------------     ------------     ------------
PARTNERSHIP OPERATIONS:
  Interest income                                          33,607           15,426           28,185           14,050
                                                     ------------     ------------     ------------     ------------
  Expenses
     General and administrative expenses (Note 3)          45,022           27,862          152,382          115,259
     Professional fees                                     52,677           29,820          (17,031)         (33,423)
     Interest expense - general partner (Note 3)            5,540               --           20,889           10,502
                                                     ------------     ------------     ------------     ------------

                                                          103,239           57,682          156,240           92,338
                                                     ------------     ------------     ------------     ------------

     Loss from partnership operations                     (69,632)         (42,256)        (128,055)         (78,288)
                                                     ------------     ------------     ------------     ------------

NET INCOME (LOSS) BEFORE THE SALE OF ASSETS                84,274          (42,256)        (235,417)        (107,439)

GAIN ON SALE OF ASSETS (Note 1)                        13,951,580          935,000               --               --
                                                     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                      14,035,854          892,744         (235,417)        (107,439)
                                                     ============     ============     ============     ============
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP INTEREST (Note 1)                      $          3     $         (1)    $         (8)    $         (4)
                                                     ============     ============     ============     ============



                   The accompanying notes are an integral part
                         of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)



                                              General           Limited
                                              Partners          Partners            Total
                                           ------------       ------------       ------------
PARTNERSHIP INTERESTS                                               30,000
                                                              ============


EQUITY (DEFICIENCY),
        January 1, 1999                    $ (1,696,526)      $  4,786,646       $  3,090,120

        Net income for the six months
        ended June 30, 1999                     140,359         13,895,495         14,035,854

        Cash distributions                     (166,567)       (15,004,986)       (15,171,553)
                                           ------------       ------------       ------------

EQUITY (DEFICIENCY),
        June 30, 1999                      $ (1,722,734)      $  3,677,155       $  1,954,421
                                           ============       ============       ============
















                   The accompanying notes are an integral part
                         of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                                        1999               1998
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                             $ 14,035,854       $   (235,417)
      Adjustments to reconcile net loss to net cash provided
         by operating activities:
            Depreciation                                                  98,455            369,206
      Changes in operating assets and liabilities:
           Decrease (increase) in:
                Due from affiliated rental agent                         986,214           (125,678)
                Other receivables and prepaid expenses                   231,390             37,578
           (Decrease) increase in:
                 Accrued fees and expenses due general partner          (777,810)            20,889
                 Accounts payable and accrued expenses                  (336,810)            (7,595)
                                                                    ------------       ------------

                 Net cash provided by operating activities            14,237,293             58,983
                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net proceeds from sale of assets                                16,889,125                 --
                                                                    ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                      (15,171,553)          (150,000)
      Principal payments on mortgage notes payable                   (14,181,382)          (122,758)
                                                                    ------------       ------------

                  Net cash used in financing activities              (29,352,935)          (272,758)
                                                                    ------------       ------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                             1,773,483           (213,775)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           182,829          1,354,289
                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  1,956,312       $  1,140,514
                                                                    ============       ============



                   The accompanying notes are an integral part
                         of these financial statements.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999



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

        In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1999, and the results of operations and changes in cash flows for the six and three months then ended.

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

        RENTAL PROPERTIES AND DEPRECIATION

        On February 17, 1999, the Partnership sold its properties to JH Real Estate Partners, Inc. for a price of $31,900,000. The sale resulted in cash proceeds to the Partnership of $16,889,125 and a gain of $13,951,580, including an adjustment to the gain of $935,000 during the three months ended June 30, 1999. The Partnership made cash distributions of $15,004,986 to the limited partners and $166,567 to the general partner during 1999. There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the June 30, 1999 financial statements.

        NET INCOME PER LIMITED PARTNERSHIP INTEREST

        Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 30,000 for the periods presented.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - FEES AND EXPENSES DUE GENERAL PARTNER

        The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements were on a month-to-month basis and provided, among other things, for a management fee equal to 5 percent of gross rentals and other collections plus reimbursement of certain expenses. Management fees charged to operations under the agreements were approximately $44,000 through February 17, 1999, the date the properties were sold, and $125,000 for the six months ended June 30, 1998.

        Under the terms of the Partnership Agreement, the Partnership is obligated to NAPICO for a deferred acquisition fee. This fee is for services rendered in connection with the selection, purchase, acquisition, development, and monitoring the operations of its properties. Distribution of any part of this from net cash from operations was subordinated to receipt by each Limited Partner of an amount equal to a cumulative non-compounded 6 percent annual distribution with respect to the adjusted capital value (as defined in the Partnership Agreement). Using proceeds from the sale of the properties, the deferred acquisition fee of $783,200 was paid to NAPICO in 1999.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999



NOTE 3 - FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $0 and $6,301 for the six months ended June 30, 1999 and 1998, respectively, and is included in general and administrative expenses.

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

                                  JUNE 30, 1999



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

        Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. The Partnership made distributions in the amount of $15,171,553 to the partners during the six months ended June 30, 1999.

        RESULTS OF OPERATIONS

        There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the June 30, 1999 financial statements.

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

        Under the terms of the Partnership Agreement, the Partnership is obligated to NAPICO for a deferred acquisition fee. This fee is for services rendered in connection with the selection, purchase, acquisition, development, and monitoring the operations of its properties. Distribution of any part of this from net cash from operations shall be subordinated to receipt by each Limited Partner of an amount equal to a cumulative non-compounded 6 percent annual distribution with respect to the adjusted capital value (as defined in the Partnership Agreement). Using the proceeds from the sale of the properties, the deferred acquisition fee of $783,200 was paid to NAPICO in 1999.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999



PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

As of June 30, 1999, the Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


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



                                   REAL EQUITY PARTNERS
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp. Corporate General Partner


                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President



                                   Date:       August 19, 1999
                                          --------------------------------------




                                          /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer



                                   Date:       August 19, 1999
                                          --------------------------------------