Form 10-Q
period 1999-09-30
REAL EQUITY PARTNERS
filed 1999-11-22
CIK 717303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

                         Commission File Number 2-82765

                              REAL-EQUITY PARTNERS
                       (A California Limited Partnership)

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


                                Yes [X]   No [ ]

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes to Financial Statements

               Balance Sheets, September 30, 1999 and December 31, 1998............  1

               Statements of Operations, Nine and Three Months Ended
                     September 30, 1999 and 1998 ..................................  2

               Statement of Partners' Equity (Deficiency), Nine Months Ended
                     September 30, 1999 ...........................................  3

               Statements of Cash Flows, Nine Months Ended September 30, 1999
                     and 1998 .....................................................  4

               Notes to Financial Statements ......................................  5

Item 2.  Management's Discussion and Analysis of Financial Position and
                    Results of Operations .........................................  8

Item 1.  Legal Proceedings ........................................................ 10

Item 6. Exhibits and Reports on Form 8-K .......................................... 10

Signatures ........................................................................ 11

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                             1999
                                                          (Unaudited)             1998
                                                          ------------        ------------
RENTAL PROPERTY, at cost (Note 1)
     Land                                                 $         --        $  6,553,357
     Buildings                                                      --          22,096,723
     Furniture and equipment                                        --           3,720,901
                                                          ------------        ------------
                                                                    --          32,370,981
     Less accumulated depreciation                                  --         (14,578,209)
                                                          ------------        ------------

                                                                    --          17,792,772
                                                          ------------        ------------

CASH AND CASH EQUIVALENTS                                    1,965,420             182,829
                                                          ------------        ------------

OTHER  ASSETS:
     Due from affiliated rental agent (Note 3)                      --             986,214
     Other receivables and prepaid expenses                         --             231,390
                                                          ------------        ------------
                                                                    --           1,217,604
                                                          ------------        ------------

          TOTAL ASSETS                                    $  1,965,420        $ 19,193,205
                                                          ============        ============


                    LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Notes 5)                     $         --        $ 14,181,382
     Accrued fees and expenses due general partner
          (Notes 3 and 5)                                           --             777,810
     Accrued interest payable                                       --              57,247
     Accounts payable and accrued expenses                          50             338,702
     Liability for earthquake loss                                  --             506,016
     Tenant security deposits                                       --             241,928
                                                          ------------        ------------
                                                                    50          16,103,085
                                                          ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY                                             1,965,370           3,090,120
                                                          ------------        ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY         $  1,965,420        $ 19,193,205
                                                          ============        ============



   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                       Nine months           Three months       Nine months          Three months
                                                          ended                 ended              ended                 ended
                                                      Sept 30, 1999         Sept 30, 1999      Sept 30, 1998         Sept 30, 1998
                                                      -------------        --------------      -------------         -------------
RENTAL OPERATIONS:
     Revenues
       Rental income                                   $    848,441         $         --         $  3,716,442         $  1,273,641
       Other income                                          29,866                   --              146,627               59,021
                                                       ------------         ------------         ------------         ------------
                                                            878,307                   --            3,863,069            1,332,662
                                                       ------------         ------------         ------------         ------------
     Expenses
       Operating expenses                                   342,179                   --            2,040,079              698,151
       Management fees - affiliate (Note 3)                  43,856                   --              191,510               66,294
       Depreciation (Note 1)                                 98,455                   --              553,809              184,603
       General and administrative expenses                   27,682                   --              168,720               46,874
       Interest expense                                     212,229                   --            1,017,220              337,647
                                                       ------------         ------------         ------------         ------------

                                                            724,401                   --            3,971,338            1,333,569
                                                       ------------         ------------         ------------         ------------

       Income (Loss) from rental operations                 153,906                   --             (108,269)                (907)
                                                       ------------         ------------         ------------         ------------

PARTNERSHIP OPERATIONS:
     Interest income                                         54,133               20,526               36,790                8,606
                                                       ------------         ------------         ------------         ------------

     Expenses
       General and administrative expenses (Note 3)          59,043               14,274              211,167              105,922
       Professional fees                                     74,230               21,300               32,985                2,879
       Interest expense - general partner (Note 3)            5,540                   --               31,507               10,618
                                                       ------------         ------------         ------------         ------------

                                                            138,813               35,574              275,659              119,419
                                                       ------------         ------------         ------------         ------------

       Loss from partnership operations                     (84,680)             (15,048)            (238,869)            (110,813)
                                                       ------------         ------------         ------------         ------------


NET INCOME (LOSS) BEFORE THE SALE OF ASSETS                  69,226              (15,048)            (347,138)            (111,720)

GAIN ON SALE OF ASSETS (Note 1)                          13,977,577               25,997                   --                   --
                                                       ------------         ------------         ------------         ------------

NET INCOME (LOSS)                                        14,046,803               10,949             (347,138)            (111,720)
                                                       ============         ============         ============         ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP INTEREST (Note 1)                      $          2         $         (1)        $        (12)        $         (4)
                                                       ============         ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)


                                              General              Limited
                                              Partners             Partners              Total
                                           -------------        -------------        ------------
PARTNERSHIP INTERESTS                                                 30,000
                                                                ============


EQUITY (DEFICIENCY),
     January 1, 1999                       $ (1,696,526)        $  4,786,646         $  3,090,120

     Net income for the nine months
     ended September 30, 1999                   140,468           13,906,335           14,046,803

     Cash distributions                        (166,567)         (15,004,986)         (15,171,553)
                                           ------------         ------------         ------------

EQUITY (DEFICIENCY),
     September 30, 1999                    $ (1,722,625)        $  3,687,995         $  1,965,370
                                           ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                       1999                 1998
                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $ 14,046,803         $   (347,138)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                                    98,455              553,809
   Changes in operating assets and liabilities:
        Decrease (increase) in:
             Due from affiliated rental agent                           986,214             (218,021)
             Other receivables and prepaid expenses                     231,390               47,930
        (Decrease) increase in:
              Accrued fees and expenses due general partner            (777,810)              31,507
              Accounts payable and accrued expenses                    (338,652)             (19,195)
                                                                   ------------         ------------

              Net cash provided by operating activities              14,246,400               48,892
                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of assets                                  16,889,126                   --
                                                                   ------------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                        (15,171,553)            (333,334)
   Principal payments on mortgage notes payable                     (14,181,382)            (186,277)
                                                                   ------------         ------------

               Net cash used in financing activities                (29,352,935)            (519,611)
                                                                   ------------         ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               1,782,591             (470,719)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          182,829            1,354,289
                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  1,965,420         $    883,570
                                                                   ============         ============



   The accompanying notes are an integral part of these financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1998 filed by Real Equity Partners (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is a general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1999, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

RENTAL PROPERTIES AND DEPRECIATION

On February 17, 1999, the Partnership sold its properties to JH Real Estate Partners, Inc. for a price of $31,900,000. The sale resulted in cash proceeds to the Partnership of $16,889,126 and a gain of $13,977,577, including an adjustment to the gain of $935,000 and $25,997 during the three months ended June 30, 1999 and September 30, 1999, respectively. The Partnership made cash distributions of $15,004,986 to the limited partners and $166,567 to the general partner during 1999. There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the September 30, 1999 financial statements.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - FEES AND EXPENSES DUE GENERAL PARTNER

The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the rental properties. The agreements were on a month-to-month basis and provided, among other things, for a management fee equal to 5 percent of gross rentals and other collections plus reimbursement of certain expenses. Management fees charged to operations

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 3 - FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)


under the agreements were approximately $44,000 from January 1, 1999 through February 17, 1999, the date the properties were sold, and $191,000 for the nine months ended September 30, 1999.

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

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $0 and $9,451 for the nine months ended September 30, 1999 and 1998, respectively, and is included in general and administrative expenses.

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

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


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

Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners. Distributions of net cash from operations were normally intended to be made to the partners of record on a quarterly basis during the months of February, May, August, and November pro rata in proportion to the number of units held. From November 1994 through May 1996, distributions to the partners were not made due to the Partnership setting aside funds for losses incurred by REP as a result of the January 17, 1994 Northridge Earthquake. The Partnership made distributions in the amount of $15,171,553 to the partners during the nine months ended September 30, 1999.

RESULTS OF OPERATIONS

There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the September 30, 1999 financial statements.

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

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

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

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 1999, the Partnership's corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                              REAL-EQUITY PARTNERS
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REAL-EQUITY PARTNERS
                                       (a California limited partnership)


                                        By:    National Partnership Investments
                                               Corp.,
                                               its General Partner


                                               By: /s/ BRUCE NELSON
                                                  ------------------------------
                                                  Bruce Nelson
                                                  President


                                               Date:  November 17, 1999
                                                    ----------------------------



                                               By: /s/ CHARLES H. BOXENBAUM
                                                  ------------------------------
                                                  Charles H. Boxenbaum
                                                  Chief Executive Officer


                                               Date:  November 17, 1999
                                                    ----------------------------